Form 10-Q
period 2021-09-30
Future Health ESG Corp.
filed 2021-11-17
CIK 1851182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-40788

Future Health ESG Corp
(Exact name of registrant as specified in its charter)

Delaware	86-2305680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 The Green Suite 12081 Dover, DE 19901
(Address of principal executive offices) (Zip Code)

(833) 388-8734
(Registrant’s telephone number, including area code)

Not Applicable
(Former name or former address, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock and one-half of one redeemable warrant	FHLTU	Nasdaq Capital Market
Common stock, par value $0.0001 per share	FHLT	Nasdaq Capital Market
Redeemable warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50	FHLTW	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Smaller reporting company	⌧
Accelerated filer	◻	Emerging growth company	⌧
Non-accelerated filer	⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ◻

As of November 17, 2021, 25,000,000 shares of common stock, par value $0.0001 per share were issued and outstanding.

FUTURE HEALTH ESG CORP

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements

FUTURE HEALTH ESG CORP.

BALANCE SHEET

September 30, 2021

(Unaudited)

ASSETS
Current assets:
Cash	$1,548,235
Prepaid expenses	113,187
Total current assets	1,661,422
Cash held in Trust Account	201,000,537
Other assets	101,631
Total assets	$202,763,590

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$58,766
Accrued expenses	50,000
Total current liabilities	108,766
Deferred underwriting and advisory fees payable	9,000,000
Total liabilities	9,108,766

Commitments and Contingencies (Note 5)

Common stock subject to possible redemption; 20,000,000 shares at $10.05 per share	201,000,000

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 5,750,000 issued and outstanding (1)	575
Additional paid-in capital	—
Accumulated deficit	(7,345,751)
Total stockholders' deficit	(7,345,176)
Total Liabilities, Common Stock subject to Possible Redemption, and Stockholders’ Deficit	$202,763,590

(1) This number includes an aggregate of up to 750,000 common stock shares subject to forfeiture as of September 30, 2021 if the over-allotment option is not exercised in full or in part by the underwriters (see Notes 4 and 7).

The accompanying notes are an integral part of these unaudited financial statements.

FUTURE HEALTH ESG CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

		For the period from
	For the three months	February 25, 2021
	Ended September 30,	(inception) through
	2021	September 30, 2021
Formation and operating costs	$—	$778
General and administrative expenses	12,539	12,539
Franchise tax expense	50,000	50,000
Loss from operations	(62,539)	(63,317)
Interest income on cash balance	546	561
Gain on marketable securities (net), dividends and interest, held in Trust Account	537	537
Net Loss	$(61,456)	$(62,219)

Weighted average shares outstanding of common stock subject to possible redemption, basic and diluted	3,695,652	1,559,633
Basic and diluted net loss per share, common stock subject to possible redemption	$(0.01)	$(0.01)

Weighted average shares outstanding of non-redeemable common stock, basic and diluted (1)	5,000,000	5,000,000
Basic and diluted net loss per share, non-redeemable common stock	$(0.01)	$(0.01)

(1) This number excludes an aggregate of up to 750,000 common stock shares subject to forfeiture as of September 30, 2021 if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4 and Note 7).

The accompanying notes are an integral part of these unaudited financial statements.

FUTURE HEALTH ESG CORP.

STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM FEBRUARY 25, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021 AND FOR THE THREE MONTHS ENDED SEPTEMBER 30,2021

	Common Stock Subject				Additional		Total
	to Possible Redemption		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of February 25, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock to Sponsor (1)	—	—	5,750,000	575	32,758	—	33,333
Net loss	—	—	—	—	—	(770)	(770)
Balance as of March 31, 2021 (Unaudited)	—	$—	5,750,000	$575	$32,758	$(770)	$32,563
Net income	—	—	—	—	—	7	7
Balance as of June 30, 2021 (Unaudited)	—	$—	5,750,000	$575	$32,758	$(763)	$32,570
Sale of Class A common stock shares	20,000,000	200,000,000	—	—	—	—	—
Deferred underwriting and advisory costs	—	(9,000,000)	—	—	—	—	—
Paid underwriting fees	—	(4,019,555)	—	—	—	—	—
Excess fair value over consideration of the founder shares offered to the anchor investors	—	(8,163,891)	—	—	—	8,163,891	8,163,891
Other offering costs paid	—	(671,735)	—	—	—	—	—
Sale of Private Placement Warrants	—	—	—	—	7,375,000	—	7,375,000
Remeasurement adjustment on redeemable common stock	—	22,855,181	—	—	(7,407,758)	(15,447,423)	(22,855,181)
Net loss	—	—	—	—	—	(61,456)	(61,456)
Balance as of September 30, 2021 (Unaudited)	20,000,000	$201,000,000	5,750,000	$575	$—	$(7,345,751)	$(7,345,176)

(1) This number includes an aggregate of up to 750,000 common stock shares subject to forfeiture as of September 30, 2021 if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4 and Note 7).

The accompanying notes are an integral part of these unaudited financial statements.

FUTURE HEALTH ESG CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 25, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(62,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on marketable securities (net), dividends and interest, held in Trust Account	(537)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(214,818)
Accounts payable and accrued expenses	108,766
Net cash used in operating activities	(168,808)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(201,000,000)
Net cash used in investing activities	(201,000,000)

Cash Flows from Financing Activities:
Advances from related party	250,000
Repayment of note payable and advances from related party	(250,000)
Proceeds from issuance of common stock to Sponsor	33,333
Proceeds from sale of Class A common stock, net of transaction costs	195,308,710
Proceeds from sale of Private Placement Warrants	7,375,000
Net cash provided by financing activities	202,717,043

Net increase in cash	1,548,235
Cash - beginning of period	—
Cash - end of period	$1,548,235

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting and advisory fees payable	$9,000,000
Initial classification of common stock subject to possible redemption	$200,000,000
Remeasurement adjustment on redeemable common stock	$22,855,181
Excess of fair value of founder shares offered to the anchor investors	$8,163,891

The accompanying notes are an integral part of these unaudited financial statements.

FUTURE HEALTH ESG CORP.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 1 — Description of Organization and Business Operations

Organization and General

Future Health ESG Corp. (the “Company”) is a blank check company incorporated in Delaware on February 25, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company”, and as such, the Company is subject to all the risks associated with emerging growth companies.

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) through September 30, 2021 relates to the Company’s formation, the initial public offering described below, and its search for a target business for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents held in the trust and operating accounts. The Company has selected December 31 as its fiscal year end.

On September 9, 2021, (the “Company”) consummated its initial public offering (the “IPO”) of 20,000,000 units (the “Units”). Each Unit consists of one share of common stock and one-half of one redeemable warrant of the Company. Each whole warrant entitles the holder thereof to purchase one share of common stock for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $200,000,000, as further described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 7,375,000 warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant (the “Private Placement”) to Future Health ESG Associates 1, LLC (the “Sponsor”) and Cantor Fitzgerald & Co, generating gross proceeds to the Company of up to $7,375,000, as further described in Note 4.

Transaction costs amounted to $21,855,181, including $9,000,000 in deferred underwriting and advisory fees payable, $4,019,555 in upfront underwriting fees, $8,163,891 in offering costs allocated to the fair value of the common shares offered to anchor investors by certain related parties (see Note 3), and $671,735 in other offering costs related to the Initial Public Offering.

A total of $201,000,000, comprised of proceeds from the IPO and the sale of the Private Placement Warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its taxes, if any, the funds held in the trust account will not be released from the trust account until the earliest of: (1) the completion of the Company’s initial business combination; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with its initial business combination or to redeem 100% of its public shares if the Company does not complete its initial business combination within 15 months from the closing of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of all of the Company’s public shares if it has not completed its initial business combination within 15 months from the closing of the IPO, subject to applicable law.

While the Company’s management has broad discretion with respect to the specific application of the cash held outside of the Trust Account substantially all of the net proceeds from the Initial Public Offering and sale of the Private Placement Warrants, which are placed in a trust account, are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held in Trust and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company only intends to complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).

The Company will provide the holders (the “Public Stockholders”) of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.05 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

If the Company seeks stockholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

The Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company. The holders of the Founder Shares (the “initial stockholders”) have agreed not to propose an amendment to the Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (B) with respect to any other provision relating to stockholder’s rights or pre-initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 15 months from the closing of the Initial Public Offering (the “Combination Period”) and the Company’s stockholders have not amended the Certificate of Incorporation to extend such Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The initial stockholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.05. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below (i) $10.05 per Public Share or (ii) the lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. Management continues to evaluate the impact of the COVID-19 outbreak on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of September 30, 2021, the Company had $1,548,235 in its operating bank account, $201,000,537 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $1,552,656. Management of the Company believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing, however, management re-assesses this consideration on a quarterly basis.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on September 10, 2021, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on September 14, 2021 and September 20, 2021.

The interim results for the period ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Net loss Per Share of Common Stock

Earnings per share of common stock is computed by dividing net loss by the weighted average number of shares issued and outstanding during the period. The Company has not considered the effect of the 10,000,000 public warrants and 7,375,000 private placement warrants sold in the Initial Public Offering and private placement to purchase common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events. Remeasurement of the redeemable shares of common stock to redemption value is excluded from earnings (loss) per share as the redemption value approximates fair value.

The Company’s statement of operations includes a presentation of income (loss) per share of common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. As of September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

	Three months	For the period from
	Ended	February 25, 2021
	September 30,	(inception) through
	2021	September 30, 2021
Redeemable Common Stock
Allocation of net loss	$(26,119)	$(14,793)
Denominator: Weighted Average-Redeemable Common Stock
Weighted average shares outstanding	3,695,652	1,559,633
Basic and Diluted Net Loss per Common Share, Redeemable Common Stock	$(0.01)	$(0.01)
Non-Redeemable Common Stock
Allocation of net loss	$(35,337)	$(47,426)
Denominator: Weighted Average-Non-Redeemable Common Stock
Weighted average shares outstanding	5,000,000	5,000,000
Basic and Diluted Net Loss per Common Share, Non-Redeemable Common Stock	$(0.01)	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The Company applies ASC 820, Fair Value Measurement (“ASC 820”), which establishes framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The valuation hierarchy is composed of three levels. The classification within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The levels within the valuation hierarchy are described below:

Level 1 – Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 – Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

The Company’s marketable securities held in trust of $201,000,537 are deemed cash and cash equivalents which are considered Level 1 classification. In addition, the Company has valued the excess fair value over consideration of the founder shares offered to the anchor investors at $8,163,891 based on the Unit price in the IPO, adjusted for the estimated fair value of the detachable warrant component of the Unit, and the estimated probability of completing an initial business combination, which is considered a Level 3 classification. There were no transfers to and from Levels 1, 2, and 3 from the period beginning February 29, 2021 through September 30, 2021.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

ASC 480-10-S99 addresses concerns raised by the SEC regarding the financial statement classification and measurement of securities subject to mandatory redemption requirements or whose redemption is outside the control of the issuer. If the stock subject to mandatory redemptions provisions represents the only shares in the reporting entity, it must report instruments in the liabilities section of its statement of financial position. The stock subject must then describe them as shares subject to mandatory redemption, so as to distinguish the instruments from other financial statement liabilities. The Company concludes that the Company’s warrants defined in Note 6 do not exhibit any of the above characteristics and, therefore are outside the scope of ASC 480.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The 10,000,000 Public Warrants and 7,375,000 Private Placement Warrants, excluding over-allotment, were issued in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants meet the criteria for equity treatment thereunder, each warrant will be recorded as equity. The Company accounts for its outstanding warrants as equity-classified instruments.

Use of Estimates

The preparation of unaudited financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of September 30, 2021.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The provision for or benefit from income taxes was deemed to be de minimis for the periods from February 25, 2021 (inception) through September 30, 2021.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020- 06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for public companies for fiscal years beginning after December 15, 2021, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company early adopted ASU 2020-06 effective upon inception on February 25, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,548,235 in cash and no cash equivalents as of September 30, 2021.

Cash Held in Trust Account

As of September 30, 2021, the assets held in the Trust Account were held in investments in U.S. treasury securities.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including shares of common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock represnted by Public Shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021, all common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s balance sheet. The company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption value.

Note 3 — Public Offering

Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock and one-half of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share.

Twelve anchor investors, none of whom is affiliated with any member of our management team, purchased an aggregate of 19,480,000 of the units sold in the Initial Public Offering. Further, each such anchor investor purchased a pro-rata portion of 1,229,798 Founder Shares (defined below) from MB Equity, LLC, an affiliate of Bradley Bostic, the Company’s Chief Executive Officer and a director, and Travis Morgan, the Company’s Chief Financial Officer, and a director, at a price of $0.0058 per share.

The Company has valued the excess fair value of the Founder Shares offered to the anchor investors at $8,163,891. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A and was charged to stockholder’s equity after the completion of the Initial Public Offering.

Note 4 — Related Party Transactions

Founder Shares

On March 3, 2021, entities affiliated with our executive officers acquired 4,312,500 founder shares, up to 562,500 of which are subject to forfeiture (the “Founder Shares”), for an aggregate purchase price of $25,000. Prior to the initial investment in the Company of $25,000 by our founders, we had no assets, tangible, or intangible. On July 16, 2021, the Company issued an additional 1,437,500 Founder Shares to the Sponsor, up to 187,500 of which are subject to forfeiture, in exchange for $8,333 in cash. (See Note 7)

Related Party Loans

Future Health ESG Associates 1, LLC agreed to loan the Company up to $250,000 to cover expenses related to the Initial Public Offering pursuant to two promissory notes dated March 4, 2021 and August 24, 2021. These notes are non-interest bearing and payable on the earlier of March 31, 2022 and the closing of the Initial Public Offering. The Company borrowed a total of $250,000 during the period and subsequently repaid the full balance after the closing of the Initial Public Offering. There was no outstanding balance on the notes as of September 30, 2021.

Private Placement Warrants

On September 9, 2021, the Company entered into Private Placement Warrants Purchase Agreements for the private sale (the “Private Placement”) of 7,375,000 warrants to its initial stockholders and Cantor Fitzgerald & Co (such warrants, collectively, the “Private Placement Warrants”), at a purchase price of $1.00 per Private Placement Warrant, for gross proceeds to the Company of up to $7,375,000. Each whole warrant entitles the holder thereof to purchase one share of Common Stock for $11.50 per share, subject to adjustment. No underwriting discounts or commissions were paid with respect to the Private Placement. The Private Placement was conducted as a non-public transaction pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933 (as amended, the “Securities Act”). The Private Placement Warrants are identical to the warrants sold as part of the Units in the IPO except that (1) so long as they are held by the Company’s initial recipients or their permitted transferees, the Private Placement Warrants (including the shares of common stock issuable upon exercise thereof) are subject to certain transfer restrictions, and the holders thereof are entitled to certain registration rights; and (2) the Private Placement Warrants will not be redeemable by the Company.

The purchasers of the Private Placement Warrants have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants (except to permitted transferees) until 30 days after the completion of the initial Business Combination.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company had no borrowings under the Working Capital Loans.

Note 5 — Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans), will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to the consummation of the Initial Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement will provide that we will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company paid an underwriting discount of 2.0% of the per Unit offering price to the underwriters at the closing of the Initial Public Offering, with an additional fee of 4.5% of the gross offering proceeds, or $9,000,000, payable only upon the Company’s completion of its Initial Business Combination (the “Deferred Discount”).

Financial Advisory Fee

For financial advisory services provided by Roth Capital Partners, LLC in connection with this offering, we have agreed to pay Roth Capital Partners, LLC a financial advisory fee of $300,000, payable only upon the Company’s successful completion of its Initial Business Combination.

Note 6 — Stockholders’ Equity (Deficit)

Preferred Stock —The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. As of September 30, 2021, there were 25,000,000 shares of common stock issued and outstanding. Up to 20,000,000 of outstanding common stock shares were issued in conjunction with the IPO and are redeemable at a price of $10.05 per share. Redeemable common stock shares are classified as temporary equity and are excluded from total Stockholders’ equity. The remaining 5,000,000 outstanding shares of common stock are non-redeemable founder shares and are included in total stockholders’ deficit.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Company has agreed that as soon as practicable after the closing of its initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the shares of common stock issuable upon exercise of the warrants and will use its best efforts to cause the same to become effective and to maintain a current prospectus relating to those shares of common stock until the warrants expire or are redeemed. If, at any time beginning on the 61st business day after the closing of our initial business combination, the shares of common stock issuable upon exercise of the public warrants are not covered by an effective registration statement, the holders of the public warrants will be entitled to exercise such warrants on a cashless basis. However, no public warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.

Both Public and Private Warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if, in connection with an initial business combination, (x) the Company issues additional shares of common stock or equity-linked securities at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price as determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Business Combination on the date of the consummation of such Business Combination (net of redemptions) and (z) the volume weighted average trading price of common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants, except that (i) they will not be redeemable by the Company, (ii) they may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of the initial Business Combination, (iii) they may be exercised by the holders on a cashless basis, (iv) they are subject to registration rights and (v) Cantor Fitzgerald & Co. has agreed that it shall have the right to exercise the Private Placement Warrants until, and shall forfeit to us for cancellation any Private Placement Warrants held by it on, the date that is five years after the effective date of the registration statement of which this prospectus forms a part in accordance with FINRA Rule 5110(g)(8)(A).

Redemption of public warrants: Once the public warrants become exercisable, the Company may redeem the outstanding public warrants for cash (except as described herein with respect to the Private Placement Warrants):

●	In whole and not in part;
●	At a price of $0.01 per warrant;
●	Upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the last reported sale price of our common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders.

The Company will not redeem the warrants for cash as described above unless an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of common stock is available throughout the 30-day redemption period. Any such exercise would not be on a cashless basis and would require the exercising warrant holder to pay the exercise price for each warrant being exercised.

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 7 — Subsequent Events

Management has evaluated the impact of subsequent events through the filing date of the Form 10-Q for the quarter ended September 30, 2021. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except as described below.

On October 24, 2021, the underwriters’ overallotment option expired 45-days from the date of the final prospectus, resulting in 750,000 Founder Shares of common stock being forfeited.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Future Health ESG Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Risk Factors”.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance, or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Form S-1 filed with the U.S. Securities and Exchange Commission (the “SEC”), and declared effective on September 9, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Future Health ESG Corp. (the “Company”) is a blank check company incorporated in Delaware on February 25, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our business combination using cash from the proceeds of our initial public offering and the sale of the private warrants, our capital stock, debt, or a combination of cash, stock, and debt. The Company is an “emerging growth company”, and as such, the Company is subject to all the risks associated with emerging growth companies.

Results of Operations

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) through September 30, 2021 relates to the Company’s formation and initial public offering described below and the search for a target business for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

On September 9, 2021, (the “Company”) consummated its initial public offering (the “IPO”) of 20,000,000 units (the “Units”). Each Unit consists of one share of common stock and one-half of one redeemable warrant of the Company. Each whole warrant entitles the holder thereof to purchase one share of common stock for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $200,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 7,375,000 warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant (the “Private Placement”), to Future Health ESG Associates 1, LLC (the “Sponsor”) and Cantor Fitzgerald & Co, generating gross proceeds to the Company of $7,375,000.

Transaction costs amounted to $21,855,181, including $9,000,000 in deferred underwriting fees payable, $4,019,555 in upfront underwriting fees, $8,163,891 in offering costs allocated to anchor investors, and $671,735 in other offering costs related to the Initial Public Offering.

For the three-months ended September 30, 2021, we incurred a net loss of $61,456, which consisted of operating and formation costs of $62,539, partially offset by interest income on our cash balance of $546 and net gains on marketable securities held in our operating and Trust accounts of $537.

For the period from February 25, 2021 (inception) through September 30, 2021, we incurred a net loss of $62,219, which consisted of operating and formation costs of $63,317, offset by interest income on our cash balance of $561 and net gains on marketable securities held in our operating and Trust accounts of $537.

Liquidity and Capital Resources

On September 14, 2021, the Company consummated its initial public offering of 20,000,000 units. Each Unit consists of one share of common stock and one-half of one redeemable warrant of the Company. Each whole warrant entitles the holder thereof to purchase one share of common stock for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $200,000,000. Simultaneously with the closing of the Initial Public Offering, the Company completed the Private Placement of 7,375,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant to the Sponsor and Cantor Fitzgerald & Co, generating gross proceeds to the Company of $7,375,000.

Following the Initial Public Offering and the sale of the Private Placement Warrants, $201,000,000 was placed in the Trust Account, and we had $1,546,957 of cash held outside of the Trust Account at the close of the Initial Public Offering, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $21,855,181 in transaction costs, including $9,000,000 in deferred underwriting and advisory fees payable, $4,019,555 in upfront underwriting fees, $8,163,891 in offering costs allocated to anchor investors, and $671,735 in other offering costs related to the Initial Public Offering.

For the period from February 25, 2021 (inception) through September 30, 2021, cash used in operating activities was $168,808, comprised of a net loss of $62,219 and of $106,589 in cash used by changes in operating assets and liabilities.

As of September 30, 2021, we had cash and marketable securities held in the Trust Account of $201,000,537. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting and advisory fees payable and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $1,548,235. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Future Health ESG Associates 1, LLC agreed to loan us up to $250,000 to cover expenses related to the Initial Public Offering pursuant to two promissory notes dated March 4, 2021 and August 24, 2021. These notes are non-interest bearing and payable on the earlier of March 31, 2022 and the closing of the Initial Public Offering. We borrowed a total of $250,000 during the period and subsequently repaid the full balance after the closing of the Initial Public Offering. There was no outstanding balance on the notes as of September 30, 2021.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor, or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

The underwriters were paid $4,019,555 in underwriting discount and expense reimbursement upon the closing of the Initial Public Offering. An additional $9,000,000 of deferred underwriting fees will be due to the underwriters only upon the closing of an Initial Business Combination. Included in this amount is a financial advisory fee of $300,000 that will be payable to Roth Capital Partners, LLC only upon the closing of an Initial Business Combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

Fair Value of Financial Instruments

The Company applies ASC 820, Fair Value Measurement (“ASC 820”), which establishes framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The valuation hierarchy is composed of three levels. The classification within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The levels within the valuation hierarchy are described below:

Level 1 – Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 – Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

The Company’s marketable securities held in trust of $201,000,537 are deemed cash and cash equivalents which are considered Level 1 classification. In addition, the Company has valued the excess fair value over consideration of the founder shares offered to the anchor investors at $8,163,891 based on the Unit price in the IPO, adjusted for the estimated fair value of the detachable warrant component of the Unit, and the estimated probability of completing an initial business combination, which is considered a Level 3 classification. There were no transfers to and from Levels 1, 2, and 3 from the period beginning February 29, 2021 through September 30, 2021.

Common Stock Subject to Possible Redemption

The Company accounts for its common Stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including shares of common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021, all common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet. The company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption value.

Net loss per Share of Common Stock

Earnings per share of common stock is computed by dividing net loss by the weighted average number of shares issued and outstanding during the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events. Remeasurement of the redeemable shares of common stock to redemption value is excluded from earnings (loss) per share as the redemption value approximates fair value.

The Company’s statement of operations includes a presentation of income (loss) per share of common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. As of September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020- 06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for public companies for fiscal years beginning after December 15, 2021, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company early adopted ASU 2020-06 effective upon inception on February 25, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any material market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2021, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following Private Placements were conducted as non-public transactions pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933 (as amended, the “Securities Act”):

-	On March 3, 2021, entities affiliated with our executive officers acquired 4,312,500 founder shares, up to 562,500 of which are subject to forfeiture (the “Founder Shares”), for an aggregate purchase price of $25,000. On October 24, 2021, the underwriters’ overallotment option expired 45-days from the date of the final prospectus, resulting in 562,500 of these founder shares being forfeited.

-	On July 16, 2021, the Company issued an additional 1,437,500 founder shares, up to 187,500 of which are subject to forfeiture, in exchange for $8,333 in cash. On October 24, 2021, the underwriters’ overallotment option expired 45-days from the date of the final prospectus, resulting in 187,500 of these founder shares being forfeited.

-	Twelve anchor investors in the IPO, none of whom is affiliated with any member of our management team, purchased a pro-rata portion of 1,229,798 founder shares from MB Equity, LLC, an affiliate of Bradley Bostic, the Company’s Chief Executive Officer and a director, and Travis Morgan, the Company’s Chief Financial Officer, and a director, at a price of $0.0058 per share. The Company has valued the excess fair value over consideration of the founder shares offered to the anchor investors at $8,163,891, which was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A and was charged to stockholders’ deficit.

-	Simultaneous with the Company’s IPO, the Company entered into Private Placement Warrants Purchase Agreements for the private sale (the “Private Placement”) of 7,375,000 warrants to its initial stockholders and Cantor Fitzgerald & Co (such warrants, collectively, the “Private Placement Warrants”), at a purchase price of $1.00 per Private Placement Warrant, for gross proceeds to the Company of up to $7,375,000. Each whole warrant entitles the holder thereof to purchase one share of Common Stock for $11.50 per share, subject to adjustment. No underwriting discounts or commissions were paid with respect to the Private Placement. The Private Placement Warrants are identical to the warrants sold as part of the Units in the IPO except that (1) so long as they are held by the Company’s initial recipients or their permitted transferees, the Private Placement Warrants (including the shares of common stock issuable upon exercise thereof) are subject to certain transfer restrictions, and the holders thereof are entitled to certain registration rights; and (2) the Private Placement Warrants will not be redeemable by the Company.

Of the gross proceeds received from the Initial Public Offering and the Private Placements, $201,000,000 was placed in the Trust Account, $4,019,555 was paid for underwriting fees, $671,735 was paid for other offering costs, and $1,546,957 was held outside of the Trust Account and is available for working capital purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*    Filed herewith.

**  Furnished.

SIGNATURES

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Future Health ESG Corp

Date: November 17, 2021	By:	/s/ Bradley A. Bostic
	Name:	Bradley A. Bostic
	Title:	Chief Executive Officer

Date: November 17, 2021	By:	/s/ Travis A. Morgan
	Name:	Travis A. Morgan
	Title:	Chief Financial Officer