Form 10-Q
period 2022-03-31
Future Health ESG Corp.
filed 2022-04-14
CIK 1851182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40788

Future Health ESG Corp.
(Exact name of Registrant as specified in its Charter)

Delaware	86-2305680
(State or other jurisdiction of incorporation or organization) 8 The Green Suite 12081 Dover, DE (Address of principal executive offices)	(I.R.S. Employer Identification No.) 19901 (Zip Code)

(833) 388-8734
(Registrant’s telephone number, including area code)

Not Applicable
(Former name or former address, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock and one-half of one redeemable warrant	FHLTU	The Nasdaq Stock Market LLC
Common stock par value $0.0001 per share	FHLT	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per share	FHLTW	The Nasdaq Stock Market LLC

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ⌧  NO ◻

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ⌧  NO ◻

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Smaller reporting company	⌧
Accelerated filer	◻	Emerging growth company	⌧
Non-accelerated filer	⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. YES ◻  NO ⌧

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ⌧  NO ◻

As of April 14, 2022, 25,000,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

FUTURE HEALTH ESG CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1.     Interim Financial Statements.

FUTURE HEALTH ESG CORP.

BALANCE SHEETS

	March 31, 2022	December 31,
	(unaudited)	2021
ASSETS
Current assets:
Cash	$1,129,587	$1,446,482
Prepaid expenses	168,916	108,150
Total current assets	1,298,503	1,554,632
Marketable securities held in Trust Account	201,020,753	201,004,349
Other assets	54,076	74,371
Total Assets	$202,373,332	$202,633,352

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$—	$20,904
Franchise tax payable	—	62,299
Accrued expenses	16,326	40,581
Total current liabilities	16,326	123,784
Deferred underwriting and advisory fees payable	9,000,000	9,000,000
Total liabilities	9,016,326	9,123,784

Commitments and Contingencies (Note 5):
Common stock subject to possible redemption, 20,000,000 shares at $10.05 per share	201,000,000	201,000,000

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	—	—
Accumulated deficit	(7,643,494)	(7,490,932)
Total stockholders' deficit	(7,642,994)	(7,490,432)
Total Liabilities, Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$202,373,332	$202,633,352

The accompanying notes are an integral part of these unaudited financial statements.

FUTURE HEALTH ESG CORP.

UNAUDITED STATEMENTS OF OPERATIONS

		For the Period From
	For the Three Months	February 25, 2021 (Inception)
	Ended March 31, 2022	Through March 31, 2021
General and administrative expenses	$120,284	$778
Franchise tax expense	50,000	—
Loss from operations	(170,284)	(778)
Interest income on cash balance	1,318	8
Gain on marketable securities (net), dividends and interest, held in Trust Account	16,404	—
Net Loss	$(152,562)	$(770)

Weighted average shares outstanding of common stock subject to possible redemption, basic and diluted	20,000,000	—
Basic and diluted net loss per share, common stock subject to possible redemption	$(0.01)	$—

Weighted average shares outstanding of non-redeemable common stock, basic and diluted(1)	5,000,000	5,000,000
Basic and diluted net loss per share, non-redeemable common stock	$(0.01)	$(0.00)

(1)For the period from February 25, 2021 (Inception) through March 31, 2021, includes a retrospective restatement of 1,427,500 founder shares issued on July 16, 2021, in exchange for $8,333 in cash, and excludes an aggregate of 750,000 founder shares forfeited by the Sponsor and affiliated entities upon the expiration of the Underwriter’s Overallotment option on October 24, 2021 (see Note 4).

The accompanying notes are an integral part of these unaudited financial statements.

FUTURE HEALTH ESG CORP.

UNAUDITED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ EQUITY (DEFICIT)

	For the Period from February 25, 2021 (Inception) Through March 31, 2021
	Common Stock Subject				Additional		Total
	to Possible Redemption		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of February 25, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock to Sponsor(1)	—	—	5,750,000	575	32,758	—	33,333
Net Loss	—	—	—	—	—	(770)	(770)
Balance as of March 31, 2021 (unaudited)	—	$—	5,750,000	$575	$32,758	$(770)	$32,563

	For the Three Months Ended March 31, 2022
	Common Stock Subject				Additional		Total
	to Possible Redemption		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	20,000,000	$201,000,000	5,000,000	$500	$—	$(7,490,932)	$(7,490,432)
Net loss	—	—	—	—	—	(152,562)	(152,562)
Balance as of March 31, 2022 (unaudited)	20,000,000	$201,000,000	5,000,000	$500	$—	$(7,643,494)	$(7,642,994)

(1)Includes a retrospective restatement of 1,427,500 founder shares issued on July 16, 2021, in exchange for $8,333 in cash, and also includes an aggregate of 750,000 founder shares issued and outstanding at March 31, 2021 that were forfeited by the Sponsor and affiliated entities upon the expiration of the Underwriter’s Overallotment option on October 24, 2021 (see Note 4).

The accompanying notes are an integral part of these unaudited financial statements.

FUTURE HEALTH ESG CORP.

UNAUDITED STATEMENTS OF CASH FLOWS

		For the Period From
	For the Three Months	February 25, 2021 (Inception)
	Ended March 31,	Through March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(152,562)	$(770)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on marketable securities (net), dividends and interest, held in Trust Account	(16,404)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(40,471)	(179,724)
Accounts payable and accrued expenses	(107,458)	39,249
Net cash used in operating activities	(316,895)	(141,245)

Cash Flows from Financing Activities:
Advances from related party	—	132,920
Proceeds from issuance of common stock to Sponsor	—	33,333
Net cash provided by financing activities	—	166,253

Net (decrease) increase in cash	(316,895)	25,008
Cash - beginning of period	1,446,482	—
Cash - end of period	$1,129,587	$25,008

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTH ESG CORP.

NOTES TO MARCH 31, 2022 UNAUDITED FINANCIAL STATEMENTS

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering described below and, since the initial public offering, the search for a target business for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents held in the trust and operating accounts. The Company has selected December 31 as its fiscal year end.

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

A total of $201,000,000 ($10.05 per redeemable share sold in the IPO), comprised of proceeds from the IPO and the sale of the Private Placement Warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its taxes, if any, the funds held in the trust account will not be released from the trust account until the earliest of: (1) the completion of the Company’s initial business combination; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with its initial business combination or to redeem 100% of its public shares if the Company does not complete its initial business combination within 15 months from the closing of the IPO (by December 14, 2022) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of all of the Company’s public shares if it has not completed its initial business combination within 15 months from the closing of the IPO, subject to applicable law.

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

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. Management continues to evaluate the impact of the COVID-19 outbreak on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited financial statements. The unaudited financial statements do not include any adjustments to reflect the outcome of this uncertainty.

Going Concern

On a routine basis, the Company assesses going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern”. As of March 31, 2022, we had $1,129,587 in our operating bank account, $1,282,177 of working capital, and $201,020,753 of securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem our common stock in connection therewith. We believe that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing, however, there is a risk that our liquidity may not be sufficient. The Sponsor intends, but is not obligated to, provide us with Working Capital Loans to sustain operations in the event of a liquidity deficiency.

We have until December 14, 2022 to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension is not requested by the Sponsor there will be a mandatory liquidation and subsequent dissolution of the Company. While Management expects to complete a Business Combination prior to December 14, 2022, this date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 28, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Use of Estimates

The preparation of unaudited financial statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of income and expenses during the reporting period.

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

Net Loss Per Share of Common Stock

Earnings or loss per share of common stock is computed by dividing net loss by the weighted average number of shares issued and outstanding during the period. Earnings and losses are allocated to redeemable and non-redeemable common stock based on weighted-average shares outstanding. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase common stock in the calculation of diluted (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events.

The Company’s statement of operations includes a presentation of loss per share of common stock subject to possible redemption in a manner similar to the two-class method of loss per share. As of March 31, 2022 and 2021, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented. Remeasurement adjustment on redeemable common stock is not considered in the calculation because redemption value closely approximates fair value.

		For the Period From
	For the Three Months	February 25, 2021 (Inception)
	Ended March 31, 2022	Through March 31, 2021
Redeemable Common Stock
Allocation of net loss	$(122,049)	$—
Denominator:
Weighted average shares of redeemable common stock outstanding	20,000,000	—
Basic and Diluted Net Loss per Redeemable Common Share	$(0.01)	$—
Non-Redeemable Common Stock
Allocation of net loss	$(30,512)	$(770)
Denominator:
Weighted average shares of non-redeemable common stock outstanding(1)	5,000,000	5,000,000
Basic and Diluted Net Loss per Non-Redeemable Common Share	$(0.01)	$(0.00)

(1)For the period from February 25, 2021 (Inception) through March 31, 2021, includes a retrospective restatement of 1,427,500 founder shares issued on July 16, 2021, in exchange for $8,333 in cash, and excludes an aggregate of 750,000 founder shares forfeited by the Sponsor and affiliated entities upon the expiration of the Underwriter’s Overallotment option on October 24, 2021 (see Note 4).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of the date of this quarterly report, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The Company’s marketable securities held in trust of $201,020,753 as of March 31, 2022, and $201,004,349 as of December 31, 2021 are deemed cash and cash equivalents which are considered level 1 classified. There were no transfers to and from Levels 1, 2, and 3 during the three months ended March 31, 2022, or the period from February 25, 2021 (inception) through March 31, 2021.

Offering Costs

Offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and were allocated to temporary equity or stockholders' deficit upon the completion of the Initial Public Offering. Offering costs were $21,881,745. The Company complies with the requirements of the ASC 340-10-S99-1.

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

There were no unrecognized tax benefits as of March 31, 2022 or December 31, 2021. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory rate of 21% for the three months ended March 31, 2022 and the period from February 25, 2021 (Inception) through March 31, 2021 due to the valuation allowance recorded against the deferred tax benefit relating to the Company’s net operating losses.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020- 06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for public companies for fiscal years beginning after December 15, 2021 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company early adopted ASU 2020-06 effective upon inception on February 25, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s unaudited financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying unaudited financial statements.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,129,587 and $1,446,482 in cash (and no cash equivalents) as of March 31, 2022 and December 31, 2021, respectively.

Marketable Securities Held in Trust Account

As of the date of this quarterly report, the assets held in the Trust Account were held in investments in money market funds.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including shares of common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s common stock represented by Public Shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, all common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the remeasurement of initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital, to the extent available, and accumulated deficit.

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

The underwriter did not exercise their overallotment option to purchase an additional 3,000,000 private warrants within the 45 day limit. Management determined the fair value of this option to be immaterial, therefore, the unaudited financial statements do not include any adjustments relating to the expiration of the overallotment option.

Note 4 — Related Party Transactions

Founder Shares

On March 3, 2021, entities affiliated with our executive officers acquired 4,312,500 founder shares, up to 562,500 of which were subject to forfeiture (the “Founder Shares”), for an aggregate purchase price of $25,000. Prior to the initial investment in the Company of $25,000 by our founders, we had no assets, tangible, or intangible. On July 16, 2021, the Company issued an additional 1,437,500 Founder Shares to the Sponsor, up to 187,500 of which were subject to forfeiture, in exchange for $8,333 in cash. All shares and associated amounts have been retroactively restated in the period from February 25, 2021 (Inception) through March 31, 2021 to reflect the additional founder shares. A total of 750,000 founder shares were forfeited by the Sponsor and affiliated entities upon the expiration of the Underwriter’s Overallotment option on October 24, 2021.

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

The sale of Founder Shares to members of the Company’s board of directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the grant date. The Founder Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of March 31, 2022, a business combination had not yet been completed, therefore, no stock-based compensation expense has been recognized.

Related Party Loans

Future Health ESG Associates 1, LLC agreed to loan the Company up to $250,000 to cover expenses related to the Initial Public Offering pursuant to two promissory notes dated March 4, 2021 and August 24, 2021. These notes are non-interest bearing and payable on the earlier of March 31, 2022 and the closing of the Initial Public Offering. The Company borrowed a total of $250,000 prior to the Initial Public Offering, and subsequently repaid the full balance after the closing of the Initial Public Offering. There was no outstanding balance on the notes as of the date of this quarterly report.

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

The Company has entered into capital markets advisory agreements with multiple advisors pursuant to which fees will be paid in an aggregate amount of up to 2% of the cash retained from the trust account (net of redemptions) plus any gross proceeds raised in a financing relating to an Initial Business Combination. The capital markets advisory fees are contingent on both the consummation and the specific terms of an Initial Business Combination, neither of which can be reasonably predicted at this time. Accordingly, no accrual has been made for these arrangements in the unaudited financial statements.

Note 6 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of the date of this quarterly report, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. As of December 31, 2021, there were 25,000,000 shares of common stock issued and outstanding. Up to 20,000,000 of outstanding common stock shares were issued in conjunction with the IPO and are redeemable at a price of $10.05 per share. Redeemable common stock shares are classified as temporary equity and are excluded from total stockholders' deficit. The remaining 5,000,000 outstanding shares of common stock are non-redeemable Founder Shares and are included in total stockholders’ deficit.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants were issued upon separation of the Units (which occurred on December 9, 2021) and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Company has agreed that as soon as practicable after the closing of its initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the shares of common stock issuable upon exercise of the warrants and will use its best efforts to cause the same to become effective and to maintain a current prospectus relating to those shares of common stock until the warrants expire or are redeemed. If, at any time beginning on the 61st business day after the closing of our initial business combination, the shares of common stock issuable upon exercise of the public warrants are not covered by an effective registration statement, the holders of the public warrants will be entitled to exercise such warrants on a cashless basis. However, no public warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.

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

Note 7 — Subsequent Events

Management has evaluated the impact of subsequent events that occurred after the balance sheet date up to the date the unaudited financial statements were issued and has not identified any subsequent events that would have required adjustment or disclosure in the unaudited financial statements.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company," "Future Health,” “our,” “us” or “we” refer to Future Health ESG Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Risk Factors”.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance, or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Form S-1 filed with the U.S. Securities and Exchange Commission (the “SEC”), and declared effective on September 9, 2021, and the Company's annual report Form 10-K filed with the SEC on March 28, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) through March 31, 2022 relates to the Company’s formation and initial public offering described below and, since the initial public offering, the search for a target business for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO (as defined below). The Company has selected December 31 as its fiscal year end.

On September 9, 2021, the Company consummated its initial public offering (the “IPO”) of 20,000,000 units (the “Units”). Each Unit consists of one share of common stock and one-half of one redeemable warrant of the Company. Each whole warrant entitles the holder thereof to purchase one share of common stock for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $200,000,000.

Simultaneously with the closing of the IPO, the Company completed the private sale of 7,375,000 warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant (the “Private Placement”), to Future Health ESG Associates 1, LLC (the “Sponsor”) and Cantor Fitzgerald & Co, generating gross proceeds to the Company of $7,375,000.

From the proceeds of the IPO and the Private Placement, an aggregate of $201,000,000 was placed into a trust account for the benefit of the Company’s public stockholders to fund redemptions of the shares of common stock held by the Company’s public stockholders (the “Trust Account”), to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the requirements of Rule 2(a)(7) of the Investment Company Act, until the earlier of (i) the consummation of a business combination or (ii) the distribution of the Trust Account.

Transaction costs amounted to $21,855,745, including $9,000,000 in deferred underwriting and advisory fees payable, $4,019,555 in upfront underwriting fees, $8,163,891 in offering costs allocated to anchor investors, and $698,299 in other offering costs related to the IPO.

For the three months ended March 31, 2022, we incurred a net loss of $152,562, which consisted of operating costs of $170,284, partially offset by interest income on our cash balance of $1,318 and net gains on marketable securities held in our operating and trust accounts of $16,404.

For the period from February 25, 2021 (inception) through March 31, 2021, we incurred a net loss of $770, which consisted of general and administrative expenses of $778, partially offset by interest income on our cash balance of $8.

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

Following the IPO and the sale of the Private Placement Warrants, $201,000,000 ($10.05 per redeemable share sold in the IPO) was placed in the Trust Account. We incurred $21,881,745 in transaction costs, including $9,000,000 in deferred underwriting and advisory fees payable, $4,019,555 in upfront underwriting fees, $8,163,891 in offering costs allocated to the fair value of the common shares sold to anchor investors by certain related parties, and $698,299 of other offering costs related to the IPO.

For the three months ended March 31, 2022, cash used in operating activities was $316,895, comprised of a net loss of $152,562, gain on marketable securities (net), dividends and interest held in Trust Account of $16,404, and $147,929 in cash used by changes in operating assets and liabilities.

For the period from February 25, 2021 (inception) through March 31, 2022, cash used in operating activities was $141,245, comprised of a net loss of $770 and $140,475 in cash used by changes in operating assets and liabilities. Cash provided by financing activities was $166,253, comprised of $33,333 in proceeds from issuance of common stock to the Sponsor, and $132,920 in advances from the Sponsor.

As of March 31, 2022, we had cash and marketable securities held in the Trust Account of $201,020,753. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting and advisory fees payable and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of $1,129,587. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Future Health ESG Associates 1, LLC loaned us $250,000 to cover expenses related to the IPO pursuant to two promissory notes dated March 4, 2021 and August 24, 2021. At March 31, 2021, $132,920 had been drawn against the notes. These notes were non-interest bearing and repaid in full after the closing of the IPO on September 14, 2021.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor, or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022, no amount had been borrowed from the Sponsor, officers, or directors.

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

Going Concern

On a routine basis, we assess going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements - Going Concern”. As of March 31, 2022, we had $1,129,587 in our operating bank account, $1,282,177 of working capital, and $201,020,753 of securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem our common stock in connection therewith. We believe that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing, however, there is a risk that our liquidity may not be sufficient. The Sponsor intends, but is not obligated to, provide us with Working Capital Loans to sustain operations in the event of a liquidity deficiency.

We have until December 14, 2022 to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension is not requested by the Sponsor there will be a mandatory liquidation and subsequent dissolution of the Company. While Management expects to complete a Business Combination prior to December 14, 2022, this date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The Company has entered into capital markets advisory agreements with multiple advisors pursuant to which fees will be paid in an aggregate amount of up to 2% of the cash retained from the trust account (net of redemptions) plus any gross proceeds raised in a financing relating to an Initial Business Combination. The capital markets advisory fees are contingent on both the consummation and the specific terms of an Initial Business Combination, neither of which can be reasonably predicted at this time. Accordingly, no accrual has been made for these arrangements in the unaudited financial statements.

Critical Accounting Estimates and Policies

The preparation of unaudited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company's management has reviewed all estimates used in the preparation of the unaudited financial statements and has determined that none reflect both a significant level of estimation uncertainty and a reasonable likelihood of material impact on the Company's financial condition or results of operations.

Common Stock Subject to Possible Redemption

The Company accounts for its common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including shares of common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, all common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the remeasurement from initial book value to redemption value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital, to the extent available, and accumulated deficit.

Net Loss per Share of Common Stock

Earnings or loss per share of common stock is computed by dividing net loss by the weighted average number of shares issued and outstanding during the period. Earnings and losses are allocated to redeemable and non-redeemable common stock based on weighted-average shares outstanding. The Company has not considered the effect of warrants sold in the IPO and private placement to purchase common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events. The Company’s statement of operations includes a presentation of income (loss) per share of common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. As of March 31, 2022 and 2021, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented. Remeasurement adjustment on redeemable common stock is not considered in the calculation because redemption value closely approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020- 06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for public companies for fiscal years beginning after December 15, 2021, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company early adopted ASU 2020-06 effective upon inception on February 25, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s unaudited financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying unaudited financial statements.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

As of the date of this quarterly report, we were not subject to any material market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2022, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 1A.     Risk Factors.

As of the date of this quarterly report, there have been no material changes with respect to those risk factors previously disclosed in our Registration Statement filed with the SEC and our annual report on Form 10-K filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        Mine Safety Disclosures.

Not applicable.

Item 5.        Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this quarterly report on Form 10-Q.

Exhibit Number	Description of Document
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Future Health ESG Corp.

Date: April 14, 2022	By:	/s/ Bradley A. Bostic
	Name:	Bradley A. Bostic
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: April 14, 2022	By:	/s/ Travis A. Morgan
	Name:	Travis A. Morgan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)