Form 10-Q
period 2022-06-30
Future Health ESG Corp.
filed 2022-08-22
CIK 1851182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Large accelerated filer	☐	Smaller reporting company	☒
Accelerated filer	☐	Emerging growth company	☒
Non-accelerated filer	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒  NO ☐

As of August 22, 2022, 25,000,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

FUTURE HEALTH ESG CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1.     Interim Financial Statements.

FUTURE HEALTH ESG CORP.

BALANCE SHEETS

	June 30, 2022	December 31,
	(unaudited)	2021
ASSETS
Current assets:
Cash	$962,015	$1,446,482
Prepaid expenses	137,900	108,150
Total current assets	1,099,915	1,554,632
Marketable securities held in Trust Account	201,163,373	201,004,349
Other assets	27,038	74,371
Total Assets	$202,290,326	$202,633,352

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$377,687	$20,904
Franchise and income taxes payable	48,887	62,299
Accrued expenses	332,753	40,581
Total current liabilities	759,327	123,784
Deferred underwriting and advisory fees payable	8,697,270	9,000,000
Total liabilities	9,456,597	9,123,784

Commitments and Contingencies (Note 5):
Common stock subject to possible redemption; 20,000,000 shares issued and outstanding	201,163,373	201,000,000

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	—	—
Accumulated deficit	(8,330,144)	(7,490,932)
Total stockholders’ deficit	(8,329,644)	(7,490,432)
Total Liabilities, Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$202,290,326	$202,633,352

The accompanying notes are an integral part of these unaudited financial statements.

FUTURE HEALTH ESG CORP.

UNAUDITED STATEMENTS OF OPERATIONS

				For the Period from
				February 25, 2021
	For the Three Months		For the Six	(inception)
	Ended June 30,		Months Ended	through
	2022	2021	June 30, 2022	June 30, 2021
General and administrative expenses	$1,033,258	$—	$1,153,543	$778
Franchise tax expense	50,000	—	100,000	—
Loss from operations	(1,083,258)	—	(1,253,543)	(778)
Interest income on cash balance	1,220	7	2,538	14
Gain on marketable securities (net), dividends and interest, held in Trust Account	285,400	—	301,805	—
Income (loss) before income taxes	(796,638)	7	(949,200)	(764)
Provision for income taxes	29,369	—	29,369	—
Net income (loss)	$(826,007)	$7	$(978,569)	$(764)

Weighted average shares outstanding of common stock subject to possible redemption, basic and diluted	20,000,000	—	20,000,000	—
Basic and diluted net loss per share, common stock subject to possible redemption	$(0.03)	$—	$(0.04)	$—

Weighted average shares outstanding of non-redeemable common stock, basic and diluted	5,000,000	5,000,000	5,000,000	5,000,000
Basic and diluted net loss per share, non-redeemable common stock	$(0.03)	$—	$(0.04)	$—

The accompanying notes are an integral part of these unaudited financial statements.

FUTURE HEALTH ESG CORP.

UNAUDITED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ EQUITY (DEFICIT)

	For Three Months Ended June 30, 2021 and the Period From February 25, 2021 (Inception) Through June 30, 2021
	Common Stock Subject				Additional		Total
	to Possible Redemption		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of February 25, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	—	—	5,750,000	575	32,758	—	33,333
Net Loss	—	—	—	—	—	(770)	(770)
Balance as of March 31, 2021 (unaudited)	—	$—	5,750,000	$575	$32,758	$(770)	$32,563
Net Income	—	—	—	—	—	7	7
Balance as of June 30, 2021 (unaudited)	—	$—	5,750,000	$575	$32,758	$(763)	$32,570

	For the Three and Six Months Ended June 30, 2022
	Common Stock Subject				Additional		Total
	to Possible Redemption		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	20,000,000	$201,000,000	5,000,000	$500	$—	$(7,490,932)	$(7,490,432)
Net loss	—	—	—	—	—	(152,562)	(152,562)
Balance as of March 31, 2022 (unaudited)	20,000,000	$201,000,000	5,000,000	$500	$—	$(7,643,494)	$(7,642,994)
Adjustment to deferred underwriting and advisory fees payable	—	—	—	—	—	302,730	302,730
Remeasurement adjustment on redeemable common stock	—	163,373	—	—	—	(163,373)	(163,373)
Net loss	—	—	—	—	—	(826,007)	(826,007)
Balance as of June 30, 2022 (unaudited)	20,000,000	$201,163,373	5,000,000	$500	$—	$(8,330,144)	$(8,329,644)

The accompanying notes are an integral part of these unaudited financial statements.

FUTURE HEALTH ESG CORP.

UNAUDITED STATEMENTS OF CASH FLOWS

		For the Period From
		February 25, 2021
	For the Six Months	(Inception)
	Ended June 30,	Through June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(978,569)	$(764)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on marketable securities (net), dividends and interest, held in Trust Account	(301,805)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	17,583	(207,771)
Franchise and income taxes payable	(13,412)	—
Accounts payable and accrued expenses	648,955	23,047
Net cash used in operating activities	(627,248)	(185,488)

Cash Flows from Investing Activities:
Withdrawal of earnings from Trust Account	142,781	—
Net cash provided by investing activities	142,781	—

Cash Flows from Financing Activities:
Advances from related party	—	178,520
Proceeds from issuance of common stock to Sponsor	—	33,333
Net cash provided by financing activities	—	211,853

Net increase (decrease) in cash	(484,467)	26,365
Cash - beginning of period	1,446,482	—
Cash - end of period	$962,015	$26,365

Supplemental disclosure of noncash investing and financing activities:
Remeasurement adjustment on redeemable common stock	$163,373	—
Adjustment to deferred underwriting and advisory fees payable	$302,730	$—

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTH ESG CORP.

NOTES TO JUNE 30, 2022 UNAUDITED FINANCIAL STATEMENTS

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering described below, the search for a target business for a Business Combination subsequent to the initial public offering and, subsequent to signing the Business Combination Agreement with Excelera described in Note 5, consummating this proposed transaction. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents held in the trust and operating accounts. The Company has selected December 31 as its fiscal year end.

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

The Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company. The holders of the Founder Shares (the “initial stockholders”) have agreed not to propose an amendment to the Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (B) with respect to any other provision relating to stockholder’s rights or pre-initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

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

Macroeconomic Risk

The securities and credit markets have been experiencing extreme volatility and disruption, which has increased due to the lingering supply chain effects of COVID-19; inflation rates not seen in decades; war in the Ukraine, and other macroeconomic factors. The availability of credit, from virtually all types of lenders, has at times been limited. In the event we need access to additional capital to pay our operating expenses or consummate a business combination, our ability to obtain such capital may be limited and the cost of any such capital may be significant. While it is reasonably possible that any of these macroeconomic factors could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited financial statements. The unaudited financial statements do not include any adjustments to reflect the outcome of this uncertainty.

Going Concern

On a routine basis, the Company assesses going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern”. As of June 30, 2022, we had $962,015 in our operating bank account, $340,588 of working capital, and $201,163,373 of securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem our common stock in connection therewith. We believe that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing, however, there is a risk that our liquidity may not be sufficient. The Sponsor intends, but is not obligated to, provide us with Working Capital Loans to sustain operations in the event of a liquidity deficiency.

We have until December 14, 2022 to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension is not requested by the Sponsor there will be a mandatory liquidation and subsequent dissolution of the Company. While the Company has entered into a Business Combination Agreement with Excelera (see Note 5), and Management expects to complete this Business Combination prior to December 14, 2022, this date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 28, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The interim results for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

The Company’s statement of operations includes a presentation of loss per share of common stock subject to possible redemption in a manner similar to the two-class method of loss per share. As of June 30, 2022 and 2021, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented. Remeasurement adjustment on redeemable common stock is not considered in the calculation because redemption value closely approximates fair value.

				For the Period From
			For the Six Months	February 25, 2021
	For the Three Months Ended June 30,		Ended	(Inception) through
	2022	2021	June 30, 2022	June 30, 2021
Redeemable Common Stock
Allocation of net loss	$(660,806)	$—	$(782,854)	$—
Denominator:
Weighted average shares of redeemable common stock outstanding	20,000,000	—	20,000,000	—
Basic and Diluted Net Loss per Common Share, Redeemable Common Stock	$(0.03)	$—	$(0.04)	$—
Non-Redeemable Common Stock
Allocation of net income (loss)	$(165,201)	$7	$(195,714)	$(764)
Denominator:
Weighted average shares of non-redeemable common stock outstanding	5,000,000	5,000,000	5,000,000	5,000,000
Basic and Diluted Net Loss per Common Share, Non-Redeemable Common Stock	$(0.03)	$—	$(0.04)	$—

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

The Company’s marketable securities held in trust of $201,163,373 as of June 30, 2022, and $201,004,349 as of December 31, 2021 are deemed cash and cash equivalents which are considered level 1 classified. There were no transfers to and from Levels 1, 2, and 3 during the six months ended June 30, 2022, or the period from February 25, 2021 (inception) through June 30, 2021.

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The effective tax rate differs from the statutory rate of 21% for the six months ended June 30, 2022 and the period from February 25, 2021 (Inception) through June 30, 2021 due to the valuation allowance recorded against the deferred tax benefit relating to the Company’s net operating losses and temporary differences.

There were no unrecognized tax benefits as of June 30, 2022 or December 31, 2021. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $962,015 and $1,446,482 in cash (and no cash equivalents) as of June 30, 2022 and December 31, 2021, respectively.

Marketable Securities Held in Trust Account

As of the date of this quarterly report, the assets held in the Trust Account were held in investments in money market funds. During the three months ended June 30, 2022, $142,781 was withdrawn from the Trust Account to pay taxes. The Company has the right to make further withdrawals from the Trust Account to pay additional taxes. Management expects the future interest earnings on the Trust Account to exceed any future tax withdrawals.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including shares of common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s common stock represented by Public Shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, all common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the remeasurement of initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital, to the extent available, and accumulated deficit. For the three months ended June 30, 2022, a remeasurement adjustment of $163,373 was recognized for accretion of redeemable common stock to redemption value, with a corresponding addition to accumulated deficit to reflect gain on marketable securities (net), dividends and interest held in the Trust Account, net of amounts withdrawn to pay taxes.

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

Note 4 — Related Party Transactions

Founder Shares

On March 3, 2021, entities affiliated with our executive officers acquired 4,312,500 founder shares, up to 562,500 of which were subject to forfeiture (the “Founder Shares”), for an aggregate purchase price of $25,000. Prior to the initial investment in the Company of $25,000 by our founders, we had no assets, tangible, or intangible. On July 16, 2021, the Company issued an additional 1,437,500 Founder Shares to the Sponsor, up to 187,500 of which were subject to forfeiture, in exchange for $8,333 in cash. All shares and associated amounts have been retroactively restated in the period from February 25, 2021 (Inception) through June 30, 2021 to reflect the additional founder shares. A total of 750,000 founder shares were forfeited by the Sponsor and affiliated entities upon the expiration of the Underwriter’s Overallotment option on October 24, 2021.

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

The sale of Founder Shares to members of the Company’s board of directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the grant date. The Founder Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of June 30, 2022, a business combination had not yet been completed, therefore, no stock-based compensation expense has been recognized.

Related Party Loans

Future Health ESG Associates 1, LLC agreed to loan the Company up to $250,000 to cover expenses related to the Initial Public Offering pursuant to two promissory notes dated March 4, 2021 and August 24, 2021. These notes were non-interest bearing and payable on the earlier of March 31, 2022 and the closing of the Initial Public Offering. The Company borrowed a total of $250,000 prior to the Initial Public Offering, and subsequently repaid the full balance after the closing of the Initial Public Offering. There was no outstanding balance on the notes as of the date of this quarterly report.

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

Underwriting Agreement and Advisory Fees

The Company paid an underwriting discount of 2.0% of the per Unit offering price to Cantor Fitzgerald & Co at the closing of the Initial Public Offering, with an additional fee of 4.5% of the gross offering proceeds payable only upon the Company’s completion of its Initial Business Combination, of which $8,700,000 will be paid to Cantor Fitzgerald & Co and $300,000 will be paid to Roth Capital Partners, LLC, an independent financial advisor to the Company. On June 13, 2022, the Company and Cantor Fitzgerald & Co entered into an amendment whereby Cantor will accept 272,727 unrestricted shares of common stock (the “Deferred Stock Consideration”) in exchange for reducing the cash portion of deferred underwriting fees to $5,700,000. In the event the Company is unable to issue such unrestricted shares of Common Stock, Cantor Fitzgerald (together with any of its affiliates or accounts over which it and/or its affiliates have discretionary authority, the “Cantor Parties”) may elect (in its sole discretion) to purchase shares of Common Stock in the open market from stockholders of the Company who cancel their previously delivered notice of redemption after the applicable redemption deadline (“Purchased Shares”) and continue to hold such Purchased Shares through the closing of the Excelera Transaction, then the number of Deferred Fee Shares to be issued to Cantor Fitzgerald will be reduced by the number of shares of Common Stock so purchased and held by Cantor Parties. If Cantor Parties make any such purchases, the Company shall pay cash to Cantor Fitzgerald in an amount equal to the aggregate amount of each Purchased Share multiplied by the purchase price paid by the Cantor Parties for such Purchased Share; provided that in no event shall the Company pay more than $10.05 per Purchased Share to Cantor Fitzgerald. Management expects to issue all 272,727 unrestricted Deferred Fee Shares, and that there will be no Purchased Shares or cash payment by the Company therefore. The Company recognized a reduction of accrued underwriting fees and a decrease in accumulated deficit by $302,730 during the three months ended June 30, 2022 to reflect the difference between the fair value of the Deferred Stock Consideration at June 30,2022, as compared to the $3,000,000 deferred underwriting fees expected to be satisfied by issuance of the Stock Consideration rather than cash. The Company will remeasure the fair value of the Deferred Stock Consideration as of each subsequent quarterly period end date.

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

Business Combination Agreement

On June 13, 2022, the Company entered into a Business Combination Agreement to acquire 100% of the equity of Excelera DCE, Inc. (“Excelera”) from its parent company for consideration of 40,000,000 shares of common stock, plus an additional 20,000,000 shares of common stock issuable when and if Excelera reports quarterly revenue of at least $150,000,000 within 5 years following closing. In connection with the business combination, the Company announced a fully subscribed Private Investment in Public Equity (“PIPE”) of $100 million at $11.00 per common share, and a $20 million Forward Purchase Agreement with Excelera’s largest current investor. The Company expects to close the Business Combination during the second half of 2022. The accompanying unaudited financial statements should be read in conjunction with the Company’s Current Report on Form 8-K as filed with the SEC on June 16, 2022, which contains full details of the business combination and related transactions.

PIPE Subscription Agreement

On June 13, 2022, the Company entered into a Subscription Agreement with Variant Capital Limited (“Variant”) pursuant to which, among other things, the PIPE Investor agreed to purchase an aggregate of 9,090,909 shares of Future Health Common Stock immediately prior to the Business Combination at a cash purchase price of $11.00 per share, resulting in aggregate proceeds of $100,000,000 (the “PIPE Investment”) to be placed in an escrow account by no later than 5 days following the delivery of PCAOB audited financial statements of Excelera, or such later date as approved by the Company. The Subscription Agreement contains customary representations, warranties, covenants, agreements of Future Health and the PIPE Investor. The Subscription Agreement includes customary closing conditions. The PIPE Investor has the right to terminate the Subscription Agreement if the transactions contemplated in the Business Combination Agreement have not been consummated by December 14, 2022. The Escrow Agreement terminates on December 14, 2022 unless extended at the Company’s discretion. Disbursement of funds from the escrow account to the Company is subject only to written instruction from the Company to the escrow agent that all conditions for release of funds have been met for closing of the PIPE Investment. Any investment income earned on amounts held in escrow will accrue to the benefit of the PIPE Investor. As of June 30, 2022, no funds had been placed in escrow.

Forward Purchase Agreement

On June 13, 2022, the Company entered into a Forward Purchase Agreement (the “Forward Purchase Agreement”) with Hakim Holding Group Limited (the “FPA Investor”), pursuant to which, among other things, the FPA Investor agreed to purchase shares of Future Health Common Stock in open market purchases at an aggregate purchase price of $20,000,000 (the “Forward Purchase Shares”) beginning on June 13, 2022 and ending on the date which is two (2) business days prior to the date of special meeting of Future Health’s stockholders called in connection with the Business Combination (the “Purchase Deadline”); provided, however, that in no event shall the FPA Investor be required to purchase Forward Purchase Shares at a price in excess $11.00 per share. In the event the FPA Investor purchases less than $20,000,000 of Forward Purchase Shares by the Purchase Deadline, the FPA Investor shall purchase from Future Health, immediately prior to the Business Combination, the requisite number of additional shares at $11.00 per share to satisfy the unfulfilled portion of the $20,000,000 purchase commitment (the Forward Purchase Shares together with the Additional Shares, the “FPA Investment”). The Forward Purchase Agreement contains customary representations, warranties, covenants and agreements of Future Health and the FPA Investor. The Forward Purchase Agreement shall terminate on the earlier of (i) the closing of the Business Combination and (ii) the later of (x) December 14, 2022 and (y) if Future Health’s stockholders approve an extension of the date by which Future Health must consummate a business combination, such later date as approved by Future Health’s stockholders. Shares purchased in the open market pursuant to the Forward Purchase Agreement cannot be redeemed unless a Business Combination is not consummated and the Company is required to liquidate. The FPA investor is obligated to report all open market purchases to the Company in writing. As of June 30, 2022, no open market purchases had been so reported. The Company has evaluated the accounting for the Forward Purchase Agreement, concluding it represents a derivative liability under ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Stock. At June 30, 2022 the fair value was insignificant, as the Company’s stock price was below the Forward Purchase Agreement contracted sales price of $11.00 per share.

Note 6 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of the June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 25,000,000 shares of common stock issued and outstanding. 20,000,000 of outstanding common stock shares were issued in conjunction with the IPO and are redeemable at a price of $10.05 per share. Redeemable common stock shares are classified as temporary equity and are excluded from total stockholders' deficit. The remaining 5,000,000 outstanding shares of common stock are non-redeemable Founder Shares and are included in total stockholders’ deficit. As of June 30, 2022, there were 9,090,909 shares of common stock subscribed but not issued pursuant to a subscription agreement which calls for placement of $100,000,000 in proceeds ($11.00 per share) into an escrow account to be held on the Company’s behalf until closing of the Business Combination. The subscribed shares are not subject to redemption. Because the escrow agreement has not yet been funded as of the date of these financial statements, no subscription receivable has been reflected on the balance sheet of the Company. In addition, 272,727 shares of common stock were subscribed but not issued pursuant to the amended underwriting agreement as discussed in Note 5.

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

Note 7 — Subsequent Events

Management has evaluated the impact of subsequent events that occurred after the balance sheet date up to the date the unaudited financial statements were issued and, except as disclosed below, has not identified any subsequent events that would have required adjustment or disclosure in the unaudited financial statements.

On July 25, 2022, the Company filed with the SEC a registration statement on form S-4 pursuant to the Excelera business combination, as described in Note 5.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance, or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Form S-1 filed with the U.S. Securities and Exchange Commission (the “SEC”), and declared effective on September 9, 2021, the Company's annual report Form 10-K filed with the SEC on March 28, 2022, and the Company’s Form S-4 filed with the SEC on July 25, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) through June 30, 2022 relates to the Company’s formation and initial public offering described below and, since the initial public offering, the search for a target business for a Business Combination and, subsequent to signing the Business Combination Agreement with Excelera, consummating this proposed transaction. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO (as defined below). The Company has selected December 31 as its fiscal year end.

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

For the three months ended June 30, 2022, we incurred a net loss of $826,007, which consisted of operating costs of $1,083,258 and provision for income taxes of $29,369, partially offset by interest income on our cash balance of $1,220 and net gains on marketable securities held in our operating and trust accounts of $285,400. The increase in operating costs during the current period relates primarily to legal and other fees associated with the pending acquisition of Excelera.

For the three months ended June 30, 2021, we earned net income of $7, consisting entirely of interest income.

For the six months ended June 30, 2022, we incurred a net loss of $978,569, which consisted of operating costs of $1,253,543 and provision for income taxes of $29,369, partially offset by interest income on our cash balance of $2,538 and net gains on marketable securities held in our operating and trust accounts of $301,805. The increase in operating costs during the current period relates primarily to legal and other fees associated with the pending acquisition of Excelera.

For the period from February 25, 2021 (inception) through June 30, 2021, we incurred a net loss of $764, which consisted of general and administrative expenses of $778, partially offset by interest income on our cash balance of $14.

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

For the six months ended June 30, 2022, cash used in operating activities was $627,248, comprised of a net loss of $978,569, gain on marketable securities (net), dividends and interest held in Trust Account of $301,805, and $653,126 in cash provided by changes in operating assets and liabilities. Cash provided by investing activities was $142,781, representing the withdrawal of gains on marketable securities held in the trust account to fund payment of Delaware franchise tax obligations as permitted by the trust agreement.

For the period from February 25, 2021 (inception) through June 30, 2021, cash used in operating activities was $185,488, comprised of a net loss of $764 and $184,724 in cash used by changes in operating assets and liabilities. Cash provided by financing activities was $211,853, comprised of $33,333 in proceeds from issuance of common stock to the Sponsor, and $178,520 in advances from the Sponsor.

As of June 30, 2022, we had cash and marketable securities held in the Trust Account of $201,163,373. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting and advisory fees payable and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash of $962,015. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Future Health ESG Associates 1, LLC loaned us $250,000 to cover expenses related to the IPO pursuant to two promissory notes dated March 4, 2021 and August 24, 2021. These notes were non-interest bearing and repaid in full after the closing of the IPO on September 14, 2021.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor, or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022, no amount had been borrowed from the Sponsor, officers, or directors.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Going Concern

On a routine basis, we assess going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements - Going Concern”. As of June 30, 2022, we had $962,015 in our operating bank account, $340,588 of working capital, and $201,163,373 of securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem our common stock in connection therewith. We believe that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing, however, there is a risk that our liquidity may not be sufficient. The Sponsor intends, but is not obligated to, provide us with Working Capital Loans to sustain operations in the event of a liquidity deficiency.

We have until December 14, 2022 to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension is not requested by the Sponsor there will be a mandatory liquidation and subsequent dissolution of the Company. While the Company has entered into a Business Combination Agreement with Excelera, and Management expects to complete this Business Combination prior to December 14, 2022, this date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

The underwriter of the IPO was paid $4,019,555 in underwriting discount and expense reimbursement upon the closing of the IPO. An additional $6,000,000 of deferred underwriting fees will be due to the underwriter only upon the closing of an Initial Business Combination. Included in this amount is a financial advisory fee of $300,000 that will be payable to Roth Capital Partners, LLC only upon the closing of an Initial Business Combination. In addition, the underwriter will receive 272,727 shares of the Company’s common stock upon the closing of an Initial Business Combination.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including shares of common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, all common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the remeasurement from initial book value to redemption value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital, to the extent available, and accumulated deficit.

Net Loss per Share of Common Stock

Earnings or loss per share of common stock is computed by dividing net loss by the weighted average number of shares issued and outstanding during the period. Earnings and losses are allocated to redeemable and non-redeemable common stock based on weighted-average shares outstanding. The Company has not considered the effect of warrants sold in the IPO and private placement to purchase common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events. The Company’s statement of operations includes a presentation of income (loss) per share of common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. As of June 30, 2022 and 2021, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented. Remeasurement adjustment on redeemable common stock is not considered in the calculation because redemption value closely approximates fair value.

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying unaudited financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022, and based on a material weakness in internal control over financial reporting, concluded that these disclosure controls and procedures were ineffective. Our Chief Executive Officer and Chief Financial Officer have concluded that the limited internal resources available for disclosure controls and procedures represent a material weakness in our internal control over financial reporting related to accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Management has implemented steps to supplement our internal resources available for disclosure controls and procedures over financial reporting by (i) enhancing access to accounting literature, research materials and documents, and (ii) facilitating consultation among our personnel and qualified third-party professionals regarding complex accounting applications.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2022, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the identification of the material weakness described above.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 1A.     Risk Factors.

As of the date of this quarterly report, there have been no material changes with respect to those risk factors previously disclosed in our Registration Statement filed with the SEC and our annual report on Form 10-K filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors relevant to the proposed Business Combination with Excelera have been disclosed on Form S-4 filed with the SEC on July 25, 2022. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

Future Health ESG Corp.

Date: August 22, 2022	By:	/s/ Bradley A. Bostic
	Name:	Bradley A. Bostic
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 22, 2022	By:	/s/ Travis A. Morgan
	Name:	Travis A. Morgan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)