Form 10-Q
period 2022-09-30
Future Health ESG Corp.
filed 2022-11-14
CIK 1851182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, 25,000,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

FUTURE HEALTH ESG CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1.     Interim Financial Statements.

FUTURE HEALTH ESG CORP.

UNAUDITED BALANCE SHEETS

	September 30, 2022	December 31,
	(unaudited)	2021
ASSETS
Current assets:
Cash	$604,730	$1,446,482
Prepaid expenses	197,975	108,150
Total current assets	802,705	1,554,632
Marketable securities held in Trust Account	202,071,607	201,004,349
Other assets	—	74,371
Total Assets	$202,874,312	$202,633,352

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$917,139	$20,904
Franchise and income taxes payable	279,598	62,299
Accrued expenses	15,450	40,581
Total current liabilities	1,212,187	123,784
Deferred underwriting and advisory fees payable	8,729,997	9,000,000
Total liabilities	9,942,184	9,123,784

Commitments and Contingencies (Note 5):
Common stock subject to possible redemption; 20,000,000 shares issued and outstanding	201,565,794	201,000,000

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	—	—
Accumulated deficit	(8,634,166)	(7,490,932)
Total stockholders’ deficit	(8,633,666)	(7,490,432)
Total Liabilities, Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$202,874,312	$202,633,352

The accompanying notes are an integral part of these unaudited financial statements.

FUTURE HEALTH ESG CORP.

UNAUDITED STATEMENTS OF OPERATIONS

				For the Period from
				February 25, 2021
	For the Three Months Ended		For the Nine	(inception)
	September 30,		Months Ended	through
	2022	2021	September 30, 2022	September 30, 2021
General and administrative expenses	$581,418	$12,539	$1,734,960	$13,317
Franchise tax expense	50,000	50,000	150,000	50,000
Loss from operations	(631,418)	(62,539)	(1,884,960)	(63,317)
Interest income on cash balance	2,294	546	4,832	561
Gain on marketable securities (net), dividends and interest, held in Trust Account	908,234	537	1,210,039	537
Income (loss) before income taxes	279,110	(61,456)	(670,089)	(62,219)
Provision for income taxes	180,711	—	210,080	—
Net income (loss)	$98,399	$(61,456)	$(880,169)	$(62,219)

Weighted average shares outstanding of common stock subject to possible redemption, basic and diluted	20,000,000	4,395,604	20,000,000	1,843,318
Basic and diluted net income (loss) per share, common stock subject to possible redemption	$0.00	$(0.01)	$(0.04)	$(0.01)

Weighted average shares outstanding of non-redeemable common stock, basic and diluted	5,000,000	5,000,000	5,000,000	5,000,000
Basic and diluted net income (loss) per share, non-redeemable common stock	$0.00	$(0.01)	$(0.04)	$(0.01)

The accompanying notes are an integral part of these unaudited financial statements.

FUTURE HEALTH ESG CORP.

UNAUDITED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ EQUITY (DEFICIT)

	For Three Months Ended September 30, 2021 and the Period From February 25, 2021 (Inception) Through September 30, 2021
	Common Stock Subject				Additional		Total
	to Possible Redemption		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of February 25, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	—	—	5,750,000	575	32,758	—	33,333
Net Loss	—	—	—	—	—	(770)	(770)
Balance as of March 31, 2021 (unaudited)	—	$—	5,750,000	$575	$32,758	$(770)	$32,563
Net Income	—	—	—	—	—	7	7
Balance as of June 30, 2021 (unaudited)	—	$—	5,750,000	$575	$32,758	$(763)	$32,570
Sale of Class A common stock shares	20,000,000	200,000,000	—	—	—	—	—
Deferred underwriting and advisory costs	—	(9,000,000)	—	—	—	—	—
Paid underwriting fees	—	(4,019,555)	—	—	—	—	—
Excess fair value over consideration of the founder shares offered to the anchor investors	—	(8,163,891)	—	—	—	8,163,891	8,163,891
Other offering costs paid	—	(671,735)	—	—	—	—	—
Sale of Private Placement Warrants	—	—	—	—	7,375,000	—	7,375,000
Remeasurement adjustment on redeemable common stock	—	22,855,181	—	—	(7,407,758)	(15,447,423)	(22,855,181)
Net Loss	—	—	—	—	—	(61,456)	(61,456)
Balance as of September 30, 2021 (unaudited)	20,000,000	$201,000,000	5,750,000	$575	$—	$(7,345,751)	$(7,345,176)

	For the Three and Nine Months Ended September 30, 2022
	Common Stock Subject				Additional		Total
	to Possible Redemption		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	20,000,000	$201,000,000	5,000,000	$500	$—	$(7,490,932)	$(7,490,432)
Net loss	—	—	—	—	—	(152,562)	(152,562)
Balance as of March 31, 2022 (unaudited)	20,000,000	$201,000,000	5,000,000	$500	$—	$(7,643,494)	$(7,642,994)
Adjustment to deferred underwriting and advisory fees payable	—	—	—	—	—	302,730	302,730
Remeasurement adjustment on redeemable common stock	—	163,373	—	—	—	(163,373)	(163,373)
Net loss	—	—	—	—	—	(826,007)	(826,007)
Balance as of June 30, 2022 (unaudited)	20,000,000	$201,163,373	5,000,000	$500	$—	$(8,330,144)	$(8,329,644)
Remeasurement adjustment on redeemable common stock	—	402,421	—	—	—	(402,421)	(402,421)
Net Income	—	—	—	—	—	98,399	98,399
Balance as of September 30, 2022 (unaudited)	20,000,000	$201,565,794	5,000,000	$500	$—	$(8,634,166)	$(8,633,666)

The accompanying notes are an integral part of these unaudited financial statements.

FUTURE HEALTH ESG CORP.

UNAUDITED STATEMENTS OF CASH FLOWS

		For the Period From
		February 25, 2021
	For the Nine Months	(Inception)
	Ended September 30,	Through September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(880,169)	$(62,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustment to deferred underwriting and advisory fees payable	32,727	—
Gain on marketable securities (net), dividends and interest, held in Trust Account	(1,210,039)	(537)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(15,454)	(214,818)
Franchise and income taxes payable	217,299	50,000
Accounts payable and accrued expenses	871,103	58,766
Net cash used in operating activities	(984,533)	(168,808)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(201,000,000)
Withdrawal of earnings from Trust Account	142,781	—
Net cash provided by (used in) investing activities	142,781	(201,000,000)

Cash Flows from Financing Activities:
Advances from related party	—	250,000
Repayment of note payable and advances from related party	—	(250,000)
Proceeds from issuance of common stock to Sponsor	—	33,333
Proceeds from sale of Class A common stock, net of transaction costs	—	195,308,710
Proceeds from sale of Private Placement Warrants	—	7,375,000
Net cash provided by financing activities	—	202,717,043

Net increase (decrease) in cash	(841,752)	1,548,235
Cash - beginning of period	1,446,482	—
Cash - end of period	$604,730	$1,548,235

Supplemental disclosure of noncash investing and financing activities:
Adjustment to deferred underwriting and advisory fees payable	$(270,003)	$9,000,000
Initial classification of common stock subject to possible redemption	$—	$200,000,000
Remeasurement adjustment on redeemable common stock	$(565,794)	$22,855,181
Excess of fair value of founder shares offered to the anchor investors	$—	$8,163,891

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTH ESG CORP.

NOTES TO SEPTEMBER 30, 2022 UNAUDITED FINANCIAL STATEMENTS

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering described below, and, since the initial public offering, the search for a target business for a Business Combination. See Note 5 for additional information regarding the Company’s pursuit of a Business Combination with Excelera DCE, Inc., a privately held California corporation (“Excelera”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents held in the trust and operating accounts. The Company has selected December 31 as its fiscal year end.

On September 9, 2021, (the “Company”) consummated its initial public offering (the “IPO” or “Initial Public Offering”) of 20,000,000 units (the “Units”). Each Unit consists of one share of common stock and one-half of one redeemable warrant of the Company. Each whole warrant entitles the holder thereof to purchase one share of common stock for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $200,000,000, as further described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 7,375,000 warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant (the “Private Placement”) to Future Health ESG Associates 1, LLC (the “Sponsor”) and Cantor Fitzgerald & Co, generating gross proceeds to the Company of $7,375,000, as further described in Note 4.

Transaction costs amounted to $21,881,745, including $9,000,000 in deferred underwriting and advisory fees payable, $4,019,555 in upfront underwriting fees, $8,163,891 in offering costs allocated to the fair value of the common shares offered to anchor investors by certain related parties (see Note 3), and $698,299 in other offering costs related to the Initial Public Offering.

A total of $201,000,000 ($10.05 per redeemable share sold in the IPO), comprised of proceeds from the IPO and the sale of the Private Placement Warrants, was placed in a U.S.-based trust account (“Trust Account”) at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its taxes, if any, the funds held in the trust account will not be released from the trust account until the earliest of: (1) the completion of the Company’s initial business combination; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with its initial business combination or to redeem 100% of its public shares if the Company does not complete its initial business combination within 15 months from the closing of the IPO (by December 14, 2022) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of all of the Company’s public shares if it has not completed its initial business combination within 15 months from the closing of the IPO, subject to applicable law. See Note 7 regarding the anticipated extension of time within which to complete a business combination.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the amount of deferred underwriting discounts held in the Trust Account and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company only intends to complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).

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

If the Company is unable to complete a Business Combination within 15 months from the closing of the Initial Public Offering (by December 14, 2022) (the “Combination Period”) and the Company’s stockholders have not amended the Certificate of Incorporation to extend such Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. See Note 7 regarding the anticipated extension of time within which to complete a business combination.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Going Concern

On a routine basis, the Company assesses going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern”. As of September 30, 2022, the Company had $604,730 in its operating bank account, $409,482 of working capital deficiency, and $202,071,607 of securities held in the Trust Account, of which $505,813 will be withdrawn to pay taxes (Note 7) and the remainder will be used for a Business Combination or to repurchase or redeem the Company’s common stock in the event that a Business Combination is not completed. Management believes that it will have sufficient working capital and borrowing capacity to meet the Company’s needs through the earlier of the consummation of a Business Combination or one year from this filing, however, there is a risk that the Company’s liquidity may not be sufficient, which raises substantial doubt about the Company’s ability to continue as a going concern. The Sponsor intends, but is not obligated to, provide the Company with Working Capital Loans to sustain operations in the event of a liquidity deficiency.

The Company has until December 14, 2022 to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension is not requested by the Sponsor there will be a mandatory liquidation and subsequent dissolution of the Company. Management currently expects to request that shareholders approve an extension of time to close a Business Combination until December 31, 2023. While the Company expects to secure a shareholder approved extension and to complete a Business Combination prior to December 31, 2023, this date for mandatory liquidation and subsequent dissolution also raises substantial doubt about the Company’s ability to continue as a going concern.

The unaudited financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 28, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The interim results for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Net Income (Loss) Per Share of Common Stock

Income or loss per share of common stock is computed by dividing net loss by the weighted average number of shares issued and outstanding during the period. Income and losses are allocated to redeemable and non-redeemable common stock based on weighted-average shares outstanding. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase common stock in the calculation of diluted net income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events.

The Company’s statement of operations includes a presentation of net income (loss) per share of common stock subject to possible redemption in a manner similar to the two-class method of loss per share. As of September 30, 2022 and 2021, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the net income of the Company. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented. Remeasurement adjustments on redeemable common stock are not considered in the calculation because redemption value closely approximates fair value.

				For the Period From
			For the Nine Months	February 25, 2021
	For the Three Months Ended September 30,		Ended	(Inception) through
	2022	2021	September 30, 2022	September 30, 2021
Redeemable Common Stock
Allocation of net income (loss)	$78,719	$(28,751)	$(704,135)	$(16,759)
Denominator:
Weighted average shares of redeemable common stock outstanding	20,000,000	4,395,604	20,000,000	1,843,318
Basic and Diluted Net Income (Loss) per Common Share, Redeemable Common Stock	$0.00	$(0.01)	$(0.04)	$(0.01)
Non-Redeemable Common Stock
Allocation of net income (loss)	$19,680	$(32,705)	$(176,034)	$(45,460)
Denominator:
Weighted average shares of non-redeemable common stock outstanding	5,000,000	5,000,000	5,000,000	5,000,000
Basic and Diluted Net Income (Loss) per Common Share, Non-Redeemable Common Stock	$0.00	$(0.01)	$(0.04)	$(0.01)

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

The Company’s marketable securities held in trust of $202,071,607 as of September 30, 2022, and $201,004,349 as of December 31, 2021 are deemed cash and cash equivalents which are considered level 1 classified. There were no transfers to and from Levels 1, 2, and 3 during the nine months ended September 30, 2022, or the period from February 25, 2021 (inception) through September 30, 2021.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset was offset by a 100% valuation allowance.

The Company’s effective tax rate was 64.7% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and -31.4% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months and nine months ended September 30, 2022 and 2021, due to the non-deductibility of Business Combination costs and changes in the valuation allowance on the deferred tax asset.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual, or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2022.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying unaudited financial statements.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $604,730 and $1,446,482 in cash (and no cash equivalents) as of September 30, 2022 and December 31, 2021, respectively.

Marketable Securities Held in Trust Account

As of the date of this quarterly report, the assets held in the Trust Account were held in investments in money market funds. During the three and nine months ended September 30, 2022, the Company withdrew $0 and $142,781, respectively, from the Trust Account to pay taxes. The Company has the right to make further withdrawals from the Trust Account to pay additional taxes. Management expects the future interest earnings on the Trust Account to exceed any future tax withdrawals. See Note 7.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including shares of common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s common stock represented by Public Shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, all common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the remeasurement of initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital, to the extent available, and accumulated deficit. For the three and nine months ended September 30, 2022, the Company recognized remeasurement adjustments of $402,421 and $565,794, respectively, for accretion of redeemable common stock to redemption value, with a corresponding addition to accumulated deficit to reflect gain on marketable securities (net), dividends and interest held in the Trust Account, net of amounts withdrawn and available to pay taxes.

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

Note 4 — Related Party Transactions

Founder Shares

On March 3, 2021, entities affiliated with our executive officers acquired 4,312,500 founder shares, up to 562,500 of which were subject to forfeiture (the “Founder Shares”), for an aggregate purchase price of $25,000. Prior to the initial investment in the Company of $25,000 by its founders, the Company had no assets, tangible, or intangible. On July 16, 2021, the Company issued an additional 1,437,500 Founder Shares to the Sponsor, up to 187,500 of which were subject to forfeiture, in exchange for $8,333 in cash. All shares and associated amounts have been retroactively restated in the period from February 25, 2021 (Inception) through September 30, 2021 to reflect the additional Founder Shares. A total of 750,000 Founder Shares were forfeited by the Sponsor and affiliated entities upon the expiration of the Underwriter’s Overallotment option on October 24, 2021.

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

The sale of Founder Shares to members of the Company’s board of directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the grant date. The Founder Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of September 30, 2022, a Business Combination had not yet been completed, therefore, no stock-based compensation expense has been recognized.

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

Business Combination and Related Agreements

On June 13, 2022, the Company entered into several agreements relating to the acquisition of Excelera. All agreements with and relating to the acquisition of Excelera (collectively, the “Excelera Business Combination Agreements”) were subsequently terminated and are of no further force or effect (see Note 7).

Underwriting Agreement and Advisory Fees

The Company paid an underwriting discount of 2.0% of the per Unit offering price to Cantor Fitzgerald & Co at the closing of the Initial Public Offering, with an additional fee of 4.5% of the gross offering proceeds payable only upon the Company’s completion of its Initial Business Combination, of which $8,700,000 will be paid to Cantor Fitzgerald & Co and $300,000 will be paid to Roth Capital Partners, LLC, an independent financial advisor to the Company (the “Original Underwriting Agreement”). On June 13, 2022, the Company and Cantor Fitzgerald & Co entered into an amendment to the Original Underwriting Agreement, exclusively with respect to closing a Business Combination with Excelera, whereby Cantor will accept 272,727 unrestricted shares of common stock (the “Deferred Stock Consideration”) in exchange for reducing the cash portion of deferred underwriting fees to $5,700,000. During the quarter ended June 30, 2022, the Company recognized a reduction of accrued underwriting fees and a decrease in accumulated deficit by $302,730 to reflect the difference between the fair value of the Deferred Stock Consideration at June 30,2022, as compared to the $3,000,000 deferred underwriting fees expected to be satisfied by issuance of the Stock Consideration rather than cash. For the three months ended September 30, 2022, the Company recognized an expense and corresponding increase of $32,727 in deferred underwriting fees to reflect the change in fair value of the Deferred Stock Consideration. The Company will remeasure the fair value of the Deferred Stock Consideration as of each subsequent quarterly period end date. Effective October 31, 2022, the amendment to the Original Underwriting Agreement was terminated in conjunction with termination of the Excelera Business Combination Agreements (Note 7).

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

Note 6 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of the September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 25,000,000 shares of common stock issued and outstanding. 20,000,000 of outstanding common stock shares were issued in conjunction with the IPO and are redeemable at a price of $10.05 per share. Redeemable common stock shares are classified as temporary equity and are excluded from total stockholders’ deficit. The remaining 5,000,000 outstanding shares of common stock are non-redeemable Founder Shares and are included in total stockholders’ deficit. As of September 30, 2022, there were 9,090,909 shares of common stock subscribed but not issued pursuant to a subscription agreement and 272,727 shares of common stock were subscribed but not issued pursuant to the amended underwriting agreement as discussed in Note 5 both of which were subsequently terminated (Note 7).

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

On October 18, 2022, the Company withdrew $505,813 from the trust account in order to pay taxes, as permitted by the Trust Agreement. The remaining balance held in the trust as of October 31, 2022 was $202,054,188.

As previously reported in Forms 8-K filed with the SEC on October 12, 2022 and November 1, 2022, respectively, the Subscription Agreement discussed in Note 6, and the Excelera Business Combination Agreements dated June 13, 2022 have been terminated.

On November 9, 2022, the company filed a preliminary proxy statement with the SEC on Schedule 14A providing notice of a special meeting during which stockholders will vote on a proposal to extend the date by which the Company must consummate a business combination until December 31, 2023. The proposal would also permit the existing public stockholders to submit their shares for redemption up through the date of the vote. It is uncertain whether the Company's stockholders will approve the extension and how many shares will be tendered for redemption.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Future Health,” “our,” “us” or “we” refer to Future Health ESG Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Risk Factors”.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance, or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Form S-1 filed with the U.S. Securities and Exchange Commission (the “SEC”), and declared effective on September 9, 2021, and the Company’s annual report Form 10-K filed with the SEC on March 28, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) through September 30, 2022 relates to the Company’s formation and initial public offering described below and, since the initial public offering, the search for a target business for a Business Combination. See Note 5 in the unaudited financial statements for additional information regarding the Company’s pursuit of a Business Combination with Excelera DCE, Inc., a privately held California corporation (“Excelera”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

On June 13, 2022, the Company entered into a business combination agreement with Excelera DCE, Inc., which was subsequently terminated on October 31, 2022.

For the three months ended September 30, 2022, we earned net income of $98,399, which consisted of interest income on our cash balance of $2,294 and net gains on marketable securities held in our trust account of $908,234, offset by operating costs of $631,418 and provision for income taxes of $180,711. The increase in operating costs during the current period relates primarily to legal and other fees associated with the proposed acquisition of Excelera, which was subsequently terminated.

For the three months ended September 30, 2021, we incurred a net loss of $61,456, consisting of operating costs of $62,539, partially offset by interest income on our cash balance of $546 and net gains on marketable securities held in our trust account of $537.

For the nine months ended September 30, 2022, we incurred a net loss of $880,169, which consisted of operating costs of $1,884,960 and provision for income taxes of $210,080, partially offset by interest income on our cash balance of $4,832 and net gains on marketable securities held in our trust account of $1,210,039. The increase in operating costs during the current period relates primarily to legal and other fees associated with the proposed acquisition of Excelera, which was subsequently terminated.

For the period from February 25, 2021 (inception) through September 30, 2021, we incurred a net loss of $62,219, which consisted of operating costs of $63,317, partially offset by interest income on our cash balance of $561 and net gains on marketable securities held in our trust account of $537.

Liquidity and Capital Resources

On September 9, 2021, the Company consummated the IPO of 20,000,000 units. Each Unit consists of one share of common stock and one-half of one redeemable warrant of the Company. Each whole warrant entitles the holder thereof to purchase one share of common stock for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $200,000,000. Simultaneously with the closing of the IPO, the Company completed the Private Placement of 7,375,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant to the Sponsor and Cantor Fitzgerald & Co, generating gross proceeds to the Company of $7,375,000.

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

For the nine months ended September 30, 2022, cash used in operating activities was $984,533, comprised of a net loss of $880,169, gain on marketable securities (net), dividends and interest held in Trust Account of $1,210,039 and $1,105,675 in cash provided by changes in operating assets and liabilities. Cash provided by investing activities was $142,781, representing the withdrawal of gains on marketable securities held in the Trust Account to fund payment of Delaware franchise tax obligations as permitted by the trust agreement.

For the period from February 25, 2021 (inception) through September 30, 2021, cash used in operating activities was $168,808, comprised of a net loss of $62,219, gain on marketable securities (net), dividends and interest held in Trust Account of $537, and $106,052 in cash used by changes in operating assets and liabilities. Cash used by investing activities was $201,000,000, representing the investment of IPO proceeds into the trust account. Cash provided by financing activities was $202,717,043, comprised of $33,333 in proceeds from issuance of common stock to the Sponsor, $195,308,710 in net proceeds from the sale of Class A common stock, and $7,375,000 from the sale of the Private Placement Warrants.

As of September 30, 2022, we had cash and marketable securities held in the Trust Account of $202,071,607. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting and advisory fees payable and income and franchise taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, any remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash of $604,730. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Future Health ESG Associates 1, LLC loaned us $250,000 to cover expenses related to the IPO pursuant to two promissory notes dated March 4, 2021 and August 24, 2021. These notes were non-interest bearing and repaid in full after the closing of the IPO on September 14, 2021.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor, or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022, no amount had been borrowed from the Sponsor, officers, or directors.

We may be required to raise additional funds in order to meet the expenditures required for operating our business, identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Going Concern

On a routine basis, the Company assesses going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern”. As of September 30, 2022, the Company had $604,730 in its operating bank account, $409,482 of working capital deficiency, and $202,071,607 of securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem the Company’s common stock in connection therewith. Management believes that it will have sufficient working capital and borrowing capacity to meet the Company’s needs through the earlier of the consummation of a Business Combination or one year from this filing, however, there is a risk that the Company’s liquidity may not be sufficient, which raises substantial doubt about the Company's ability to continue as a going concern. The Sponsor intends, but is not obligated to, provide the Company with Working Capital Loans to sustain operations in the event of a liquidity deficiency.

The Company has until December 14, 2022 to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension is not requested by the Sponsor there will be a mandatory liquidation and subsequent dissolution of the Company. Management currently expects to request that shareholders approve an extension of time to close a Business Combination until December 31, 2023. While the Company expects to secure a shareholder approved extension and to complete a Business Combination prior to December 31, 2023, this date for mandatory liquidation and subsequent dissolution also raises substantial doubt about the Company’s ability to continue as a going concern.

The unaudited financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Off-Balance Sheet Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

The underwriter of the IPO was paid $4,019,555 in underwriting discount and expense reimbursement upon the closing of the IPO. An additional $6,000,000 of deferred underwriting fees will be due to the underwriter only upon the closing of an Initial Business Combination. Included in this amount is a financial advisory fee of $300,000 that will be payable to Roth Capital Partners, LLC only upon the closing of an Initial Business Combination. In an Amendment to the Underwriting Agreement executed on June 13, 2022, the underwriter agreed to reduce the deferred underwriting fees payable in cash in exchange for issuance of 272,727 shares of the Company’s common stock upon the closing of an Initial Business Combination with Excelera DCE, Inc.. On October 31, 2022, the Amendment to the Underwriting Agreement was terminated in connection with termination of the Excelera Business Combination Agreements.

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

Critical Accounting Estimates and Policies

The preparation of unaudited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company’s management has reviewed all estimates used in the preparation of the unaudited financial statements and has determined that none reflect both a significant level of estimation uncertainty and a reasonable likelihood of material impact on the Company’s financial condition or results of operations.

Common Stock Subject to Possible Redemption

The Company accounts for its common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including shares of common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, all common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the remeasurement from initial book value to redemption value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital, to the extent available, and accumulated deficit.

Net Income (Loss) per Share of Common Stock

Income or loss per share of common stock is computed by dividing net loss by the weighted average number of shares issued and outstanding during the period. Income and losses are allocated to redeemable and non-redeemable common stock based on weighted-average shares outstanding. The Company has not considered the effect of warrants sold in the IPO and private placement to purchase common stock in the calculation of diluted net income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events. The Company’s statement of operations includes a presentation of net income (loss) per share of common stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per share. As of September 30, 2022 and December 31, 2021, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the net income of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented. Remeasurement adjustment on redeemable common stock is not considered in the calculation because redemption value closely approximates fair value.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures that were in effect as of September 30, 2022, and based on a material weakness in internal control over financial reporting, concluded that these disclosure controls and procedures were ineffective with respect to internal control over financial reporting related to accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles, and implemented additional procedures related to financial reporting for complex financial instruments in subsequent periods, including increased consultation with third party subject matter experts as appropriate. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2022, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the identification of the material weakness described above.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 1A.     Risk Factors.

As of the date of this quarterly report, there have been no material changes with respect to those risk factors previously disclosed in our Registration Statement filed with the SEC, our annual report on Form 10-K filed with the SEC, and our S-4 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

Future Health ESG Corp.

Date: November 14, 2022	By:	/s/ Bradley A. Bostic
	Name:	Bradley A. Bostic
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Travis A. Morgan
	Name:	Travis A. Morgan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)