Form 10-K
period 2022-12-31
Future Health ESG Corp.
filed 2023-03-09
CIK 1851182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the Registrant : (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒  NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer, ”, “accelerated filer ”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Small reporting company	☒
Accelerated filer	☐	Emerging growth company	☒
Non-accelerated filer	☒

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

The aggregate market value of the Registrant’s common stock, par value $0.0001 per share, held by non- affiliates of the registrant on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $247,250,000 (based on the closing price of the registrant’s common stock on that date.

As of February 28, 2023, 6,591,537 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: See Item 15.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes, and oral statements made from time to time by representatives of the Company, may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this annual report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this annual report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	our ability to consummate an initial business combination due to the uncertainties in the market conditions;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

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

In March 2021 and July 2021, we issued an aggregate of 5,750,000 shares of our common stock (the “founder shares”) for an aggregate purchase price of $33,333, or approximately $0.006 per share, to our initial stockholders. In connection with our initial public offering (“IPO”) that closed effective September 14, 2021, our initial stockholders forfeited 750,000 shares because the underwriters’ over-allotment option was not exercised. In connection with their purchase of units in the IPO, anchor investors purchased 1,229,799 founder shares from the initial stockholders at a price of approximately $0.0058 per share.

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

On June 13, 2022, the Company entered into a business combination agreement with Excelera DCE, Inc., which was subsequently terminated on October 31, 2022. On December 9, 2022, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company must consummate its initial business combination from December 14, 2022 to December 31, 2023. In connection with the extension, stockholders holding 18,408,463 shares of the Company’s common stock exercised their right to redeem their shares for a pro rata portion of the funds in the Company’s trust account (the “Trust Account”). As a result, approximately $187 million (approximately $10.14 per public share) were removed from the Trust Account to pay such holders. Following redemptions, the Company had 6,591,537 shares outstanding.

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
●	Potential to Grow Via Acquisition Opportunities. We are generally seeking to acquire a business that has the potential to grow through additional acquisitions.
●	Innovating within an existing market. We are seeking a company that offers innovative products or business models within an existing market, sparing the risk and burden of developing a new and yet to be proven marketplace.
●	Enterprise Value. We are focusing on companies with valuations between $500,000,000 and $1,500,000,000, as we believe there are a substantial number of potential target businesses within this range that can benefit from new capital to scale operations
●	Committed and Capable Management Team. We are generally seeking to acquire a business with a professional management team whose interests are aligned with those of our investors. Where necessary, we may also look to complement and enhance the capabilities of the target business’s management team by recruiting additional talent through our network of contacts.
●	Benefit from Being a Publicly Traded Company. We are primarily seeking a target that we believe will benefit from being publicly traded and will be able to effectively utilize the broader access to capital and the public profile that are associated with being a publicly traded company.
●	Consideration of ESG Factors. Our board of directors and management intend to prioritize ESG factors in connection with their analysis of target businesses.

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

Permitted purchases and other transactions with respect to our securities

In the event we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial stockholders, directors, officers or any of their respective affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of securities such persons may purchase. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our initial stockholders, directors, officers or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. Any such privately negotiated purchases may be effected at purchase prices that are not higher than the per share pro rata portion of the Trust Account. However, they have no current commitments, plans or intentions to engage in such purchases or other transactions and have not formulated any terms or conditions for any such purchases or other transactions. None of the funds held in the trust account will be used to purchase public shares or warrants in such transactions. Such persons will be subject to restrictions in making any such purchases when they are in possession of any material non-public information or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We will adopt an insider trading policy which will require insiders to (1) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information and (2) clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

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

The purpose of any such transaction could be to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such transactions may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. If such arrangements or agreements are entered into, we will file a Current Report on Form 8-K prior to the special meeting of stockholders to disclose any arrangements entered into or significant purchases made by any of the aforementioned persons. Any such report will include (i) the amount of shares purchased and the purchase price; (ii) the purpose of such purchases; (iii) the impact of such purchases on the likelihood that the business combination will be approved; (iv) the identities or characteristics of security holders who sold shares if not purchased in the open market or the nature of the sellers; and (v) the number of shares for which we have received redemption requests.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination until December 31, 2023 or during any or during any extended time that we have to consummate a business combination beyond December 31, 2023 as a result of a stockholder vote to amend our amended and restated certificate of incorporation (an “Extension Period”).

Redemption of public shares and liquidation if no initial business combination

Our amended and restated certificate of incorporation provides that we will have only until December 31, 2023 to complete our initial business combination. If we have not completed our initial business combination within such period or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (2) and (3) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the prescribed time period.

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

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the required time period, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we have not completed our initial business combination by December 31, 2023 or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (2) and (3) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the end of our acquisition period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

A public stockholder will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination and then, only in connection with those public shares that such stockholder has properly elected to redeem, subject to the limitations described in this annual report; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption rights as described in this annual report or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of all of our public shares if we have not completed our initial business combination by December 31, 2023 or any Extension Period, subject to applicable law. In no other circumstances will a public stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with our initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. Holders of warrants will not have any rights of proceeds held in the trust account with respect to the warrants.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption rights as described in this annual report or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, we will provide public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our initial stockholders, officers and directors and the anchor investors have agreed to waive any redemption rights with respect to any founder shares and, except in the case of the anchor investors, any public shares held by them in connection with any such amendment. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either: (1) seek stockholder approval of our initial business combination at a meeting called for such purpose, in connection with which, stockholders may seek to redeem their shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction, into their pro rata share of the aggregate amount then on deposit in the trust account, calculated as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable); or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, calculated as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), in each case subject to the limitations described herein;
●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of our common stock voted are voted in favor of the business combination at a duly held stockholders meeting;
●	if we have not completed our initial business combination before December 31, 2023 or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (2) and (3) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote pursuant to our amended and restated certificate of incorporation on any initial business combination or any amendments to our amended and restated certificate of incorporation.

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

We evaluated our internal control over financial reporting for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act and determined that we are not deemed to be a large accelerated filer or an accelerated filer, and continue to qualify as an emerging growth company. Therefore, we are not required to comply with the independent registered public accounting firm attestation requirements on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

As of December 31, 2022, we had $837,692 in cash held out of the trust and working capital deficit of $388,107. As of December 31, 2021, we had $1,446,482 in cash held out of the trust and working capital of $1,430,848. Further, we have incurred and expect to continue to incur significant costs in pursuit of our finance and acquisition plans. Additionally, if we do not complete our initial business combination by December 31, 2023, the Company will cease operations and liquidate. Management’s plans to address these risks are discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” While Management expects to complete a Business Combination prior to December 31, 2023, this date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our sponsor, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares and any public shares held by them in favor of our initial business combination. As a group, these affiliates currently own approximately 57% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders and their permitted transferees agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by December 31, 2023. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.05 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our initial stockholders, officers and directors have agreed that we must complete our initial business combination by December 31, 2023. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic continues to grow both in the U.S. and globally and, while the extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. Additionally, the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire. It may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

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

Such a purchase may include a contractual acknowledgement that such public stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our initial stockholders, directors, officers or any of their respective affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling public stockholders would be required to revoke their prior elections to redeem their shares. The price per share paid in any such transaction may not be higher than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our initial stockholders, directors, officers or any of their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, such persons have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. Please see “Proposed Business — Permitted purchases and other transactions with respect to our securities” for a description of how such persons will determine from which stockholders to enter into transactions with. The purpose of any such transaction could be to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such transactions may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. If such arrangements or agreements are entered into, we will file a Current Report on Form 8-K prior to the special meeting of stockholders to disclose any arrangements entered into or significant purchases made by any of the aforementioned persons. Any such report will include (i) the amount of shares purchased and the purchase price; (ii) the purpose of such purchases; (iii) the impact of such purchases on the likelihood that the business combination will be approved; (iv) the identities or characteristics of security holders who sold shares if not purchased in the open market or the nature of the sellers; and (v) the number of shares for which we have received redemption requests.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those shares of common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption rights as described in this annual report or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of all of our public shares if we have not completed our initial business combination by December 31, 2023, subject to applicable law and as further described herein. In addition, if we have not completed an initial business combination within the required time period for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond the end of such period before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in or to the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

If the funds not being held in the trust account are insufficient to allow us to operate until December 31, 2023, we may be unable to complete our initial business combination.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least until December 31, 2023; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a prospective target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.05 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.05 per share” and other risk factors herein.

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

As of December 31, 2022 and 2021, we had $837,692 and $1,446,482, respectively, in cash held outside of the trust account. If we are required to seek additional capital, we would need to borrow funds from our initial stockholders, management team or other third parties to operate or may be forced to liquidate. Neither our initial stockholders, members of our management team nor any of their respective affiliates is under any obligation or other duty to loan funds to, or invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public stockholders may receive only $10.05 per share, or less in certain circumstances, and our warrants will expire worthless. If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.05 per share” and other risk factors herein.

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

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by December 31, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination by December 31, 2023, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act.

Certain proposed rules issued by the SEC on March 30, 2022 would provide a safe harbor for SPACs from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although the these rule proposals, including the proposed safe harbor rule, have not yet been adopted, and may be adopted in a revised form, the SEC has indicated that there are serious questions concerning the applicability of the Investment Company Act to a SPAC that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule.

Notwithstanding whether or not these proposed rules are adopted by the SEC, we may be deemed to be an investment company under the Investment Company Act. As a SPAC, we were formed for the sole purpose of completing an initial business combination by December 31, 2023. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary of our IPO, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we will liquidate the securities held in the trust account prior to the end of the 24-month period after the effective date of our IPO registration statement, or September 9, 2023, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation. Further, if we do not invest the proceeds held in the trust account as discussed above, we may be deemed to be subject to the Investment Company Act, and the loss you may suffer as a result of being deemed subject to the Investment Company Act may be greater than if we liquidated the securities held in the trust account and instead held such funds in cash.

We do not believe that our principal activities will subject us to regulations under the Investment Company Act. However, if we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete the Business Combination. In such circumstances, we would expect to abandon our efforts to complete the Business Combination and liquidate the trust account. If we are unable to complete our initial business combination within the required time period and are required to liquidate the trust account, our public stockholders may receive only approximately $10.05 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless. If we are required to liquidate, you may lose all or part of your investment in the Company and our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire and become worthless.

In order to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we will, prior to the end of the 24-month period after the effective date of our IPO registration statement, or September 9, 2023, instruct the trustee to hold all funds in the trust account in cash until the earlier of the consummation of the Business Combination or our liquidation. Any decision to hold all funds in the trust account in cash would likely reduce the amount our public stockholders would receive upon any redemption or liquidation.

While the funds in our trust account may only be invested in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act, we will, prior to the end of the 24-month period after the effective date of our IPO registration statement, or September 9, 2023, instruct the trustee to hold all funds in the trust account in cash until the earlier of the consummation of the Business Combination or our liquidation in order to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act. Any decision to hold all funds in the trust account in cash, combined with any permitted withdrawals of interest held in the trust account to pay our taxes, would likely reduce the effective yield on the amounts in the trust account and the amount our public stockholders would receive upon any redemption or liquidation.

The Committee on Foreign Investment in the United States (“CFIUS”) or other regulatory agencies may modify, delay or prevent our initial business combination.

CFIUS has authority to review direct or indirect investments whereby a foreign person acquires “control” over or, for more sensitive businesses involving critical technology, critical infrastructure, and sensitive personal data, certain types of non-controlling rights in U.S. businesses. Some transactions within the jurisdiction of CFIUS trigger a mandatory CFIUS filing requirement. Otherwise, notifying CFIUS of a transaction within its jurisdiction is voluntary. CFIUS can reach out to parties to transactions within its jurisdiction that did not notify CFIUS and request that the parties submit a CFIUS notice and can self-initiate national security reviews. If CFIUS identifies national security concerns in connection with its review of an investment, CFIUS has the power to impose measures to mitigate such concerns and, in extreme cases, require the foreign person to divest of the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, whether the investor/acquiror of the U.S. business is a “foreign person” or “foreign entity,” the nature and structure of the transaction, the level of beneficial ownership interest being acquired, and the nature of any information or governance rights acquired by the foreign investor. None of the directors or officers of the Company is a non-U.S. person. The Sponsor of the Company is not, and is not controlled by, a non-U.S. person. It has no members who are non-U.S. persons and has no substantial ties with a non-U.S. person. We do not believe that the Company will be a “foreign entity” under the CFIUS regulations, but we cannot predict whether CFIUS would treat the Company as a foreign person/entity or whether CFIUS would consider our initial business combination as a covered transaction.

Our initial business combination may be subject to CFIUS review, depending on the ultimate share ownership of the combined company following our business combination and other factors. As a result, the pool of potential targets with which we could complete an initial business combination may be limited. If we think the risk that our initial business combination will trigger a mandatory CFIUS filing is low and that our initial business combination otherwise does not raise sensitive national security concerns, we may determine to proceed with the transaction without notifying CFIUS and risk CFIUS intervention before or after closing the transaction. The time necessary for CFIUS review of the transaction or a decision to delay or prohibit the transaction may prevent our initial business combination from occurring within the applicable time period required under our Amended and Restated Certificate of Incorporation. If we are unable to consummate our initial business combination within the applicable time period required under our Amended and Restated Certificate of Incorporation, we will be required to wind up, redeem and liquidate. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment through our initial business combination. Additionally, there will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless in the event of our winding up.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 26,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. As of the filing date, 19,408,463 authorized but unissued shares of common stock were available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants, and no shares of preferred stock were issued or outstanding.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to not the funds held in the trust account except in specified circumstances and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 50% of our outstanding common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 50% of our outstanding common stock. Unless specified in our amended and restated certificate of incorporation or bylaws, or as required by applicable law or stock exchange rules, the affirmative vote of a majority of the outstanding shares of our common stock that are voted is required to approve any such matter voted on by our stockholders. We may not issue additional securities that can vote pursuant to our amended and restated certificate of incorporation on any initial business combination or any amendments to our amended and restated certificate of incorporation. Our initial stockholders, who beneficially own approximately 57.2% of our common stock (assuming they do not purchase any units in the open market), may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which will govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree.

Our initial stockholders, officers and directors and the anchor investors have agreed, pursuant to written agreements, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption rights or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our initial stockholders, officers and directors and a separate agreement that we have entered into with the anchor investors. Our public stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our initial stockholders, officers or directors for any breach of these agreements. As a result, in the event of a breach, our public stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ended December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls.

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

Holders

Although there are a larger number of beneficial owners, as of March 7, 2023, there were 1 holder of record of our units, 35 holders of record of our separately traded common stock and 3 holders of record of our separately traded warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

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

Recent Sales of Unregistered Securities

None.

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

Of the gross proceeds received from the Initial Public Offering and the Private Placements, $201,000,000 was placed in the Trust Account, $4,019,555 was paid for underwriting fees, $698,299 was paid for other offering costs, and $1,546,957 was held outside of the Trust Account to be used for working capital purposes.

Item 6.      [Reserved].

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) through December 31, 2022 relates to the Company’s formation and initial public offering described below and, since the initial public offering, the search for a target business for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

For the year ended December 31, 2022, we earned income of $59,807, which consisted of operating costs of $2,407,442 and provision for income taxes of $144,810, offset by interest income on our cash balance of $10,332 and net gains on marketable securities held in our trust account of $2,601,727. The increase in operating costs during the current period relates primarily to legal and other fees associated with the proposed acquisition of Excelera, which was subsequently terminated.

For the period from February 25, 2021 (inception) through December 31, 2021, we incurred a net loss of $180,911, which consisted of operating expenses of $187,303, partially offset by interest income on our cash balance of $2,043 and net gains on marketable securities held in our operating and Trust accounts of $4,349.

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

For the year ended December 31, 2022, cash used in operating activities was $1,257,384, comprised of net income of $59,807, gain on marketable securities (net), dividends and interest held in Trust Account of $2,601,727 and $1,284,536 in cash provided by changes in operating assets and liabilities. Cash provided by investing activities was $187,274,827 comprised of the withdrawal of gains on marketable securities held in the Trust Account to fund payment of tax obligations as permitted by the trust agreement of $648,594 and withdrawal from the Trust Account for the redemption of shares of $186,626,233. Cash used by financing activities was $186,626,233 representing the redemption of shares.

For the period from February 25, 2021 (inception) through December 31, 2021, cash used in operating activities was $243,997, comprised of a net loss of $180,911, gain on marketable securities (net) dividends and interest held in Trust Account of $4,349, and of $58,737 in cash used by changes in operating assets and liabilities. Cash used by investing activities was $201,000,000, representing the investment of IPO proceeds into the Trust Account. Cash provided by financing activities was $202,690,479, comprised of $33,333 in proceeds from issuance of common stock to the Sponsor, $195,282,146 in net proceeds from the sale of common stock, and $7,375,000 from the sale of the Private Placement Warrants.

As of December 31, 2022 and 2021, we had cash and marketable securities held in the Trust Account of $16,331,249 and $201,004,349, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting and advisory fees payable and income and franchise taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, any remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022 and 2021, we had cash of $837,692 and $1,446,482, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Future Health ESG Associates 1, LLC loaned us $250,000 to cover expenses related to the IPO pursuant to two promissory notes dated March 4, 2021 and August 24, 2021. These notes were non-interest bearing and repaid in full after the closing of the IPO on September 14, 2021.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor, or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, no amount had been borrowed from the Sponsor, officers, or directors.

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

Going Concern

As of December 31, 2022, the Company had $837,692 in its operating bank account and $388,107 of working capital deficiency. As of December 31, 2022, the Company had $16,331,249 of securities held in the Trust Account which will be used for a Business Combination or to repurchase or redeem the Company’s common stock in connection therewith.

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the Initial Public Offering and such amount of proceeds from the Private Placement that were placed in an account outside of the Trust Account for working capital purposes. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. Management believes that it will have sufficient working capital and borrowing capacity to meet the Company’s needs through the earlier of the consummation of a Business Combination or one year from this filing, however, there is a risk that the Company’s liquidity may not be sufficient.

The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to (other than as described above), loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) ASC Subtopic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until December 31, 2023, to consummate a Business Combination. It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, raises substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date these financial statements were issued. Management intends to consummate a Business Combination prior to December 31, 2023. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022 and 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

The underwriter of the IPO was paid $4,019,555 in underwriting discount and expense reimbursement upon the closing of the IPO. An additional $9,000,000 of deferred underwriting fees will be due to the underwriter only upon the closing of an Initial Business Combination. Included in this amount is a financial advisory fee of $300,000 that will be payable to Roth Capital Partners, LLC only upon the closing of an Initial Business Combination. In an Amendment to the Underwriting Agreement executed on June 13, 2022, the underwriter agreed to reduce the deferred underwriting fees payable in cash in exchange for issuance of 272,727 shares of the Company’s common stock upon the closing of an Initial Business Combination with Excelera DCE. On October 31, 2022, the Amendment to the Underwriting Agreement was terminated in connection with termination of the Excelera Business Combination Agreements.

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

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2022 and 2021, we were not subject to any material market or interest rate risk. Following the consummation of the IPO, the net proceeds of the IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

The changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting include performing additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles, and implementing additional procedures related to financial reporting for complex financial instruments in subsequent periods, including increased consultation with third party subject matter experts as appropriate.

Item 9B.      Other Information.

None.

Item 9C.      Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our directors and officers are as follows:

Name	Age	Title
Bradley A. Bostic	48	Chief Executive Officer and Director
Travis A. Morgan	51	Chief Financial Officer and Director
R. Mark Lubbers	68	Director
Dr. F. John Mills	71	Director
Dr. Nancy L. Snyderman	70	Director

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

R. Mark Lubbers has served as a member of our Board of Directors since our inception. Mr. Lubbers has over four decades of experience in the insurance, financial services, energy, regulatory affairs, and public service fields. Since November 2016, Mr. Lubbers has served as the Managing Member of Spruance LLC, a company responsible for managing the residual assets of City Financial Corp., a regional investment bank for which he served as the lead independent director from January 2000 until January 2017, overseeing the sale of the firm in three transactions during 2016 and 2017. Since December 2016, Mr. Lubbers has served as the Chief Executive Officer and Executive Chairman of ZahlenK-12, LLC, an educational event ticketing & payments processing provider serving schools in 41 states. Mr. Lubbers served as the Senior VP for Corporate Affairs at health insurer Anthem, Inc. (NYSD: ANTM) from 1991 to 1995, where he developed the strategic plan to demutualize the company and grow via acquisitions into an insurance giant, also playing a lead role in the initial public offering of spin-out Acordia Insurance (now NYSE: KKR). Mr. Lubbers has played principal roles in multi-billion-dollar sustainable methanol, carbon capture, and gasification projects. In the public service arena, he served as a lead advisor to one United States senator, two sitting governors, and one presidential campaign, and was chief operating officer at the Hudson Institute from 1987 to 1991, where he held Top Secret security clearance while managing extensive government contracting, regulatory compliance, and economic policy initiatives. Mr. Lubbers holds a BS from Purdue’s Krannert School and an MBA from Harvard Business School. We believe that Mr. Lubbers’ significant experience and leadership in the financial and health insurance industries, both as a senior executive and board member, render him qualified to serve as one of our directors.

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

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. Please see “Directors and Executive Officers” for a description of our management’s other affiliations.
●	Our initial stockholders, officers and directors and the anchor investors have agreed to waive their redemption rights with respect to any founder shares and, except in the case of the anchor investors, any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders, officers and directors and the anchor investors have agreed to waive their redemption rights with respect to any founder shares and, except in the case of the anchor investors, any public shares held by them if we fail to consummate our initial business combination by December 31, 2023 or during any Extension Period. However, if our initial stockholders or any of our officers, directors or affiliates acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless.
●	With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial stockholders until the earlier of: (1) one year after the completion of our initial business combination; and (2) subsequent to our initial business combination, (x) the date on which we consummate a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property and (y) if the last reported sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination. With certain limited exceptions, the private placement warrants (including the shares of common stock issuable upon exercise of the private placement warrants) will not be transferable, assignable or salable until 30 days after the completion of our initial business combination. Since our initial stockholders, officers and directors directly or indirectly own our securities, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.
●	Our key personnel may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such key personnel was included by a target business as a condition to any agreement with respect to our initial business combination.

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

	Number of
	Shares of Future Health
Name and Address of Beneficial Owner(1)	Common Stock	%
Directors and Executive Officers of Future Health:
Bradley A. Bostic (2)	3,247,076	49.3%
Travis A. Morgan (2)	3,134,577	47.6%
R. Mark Lubbers	11,250	*
Dr. F. John Mills	11,250	*
Dr. Nancy L. Snyderman	11,250	*
All Directors and Executive Officers of Future Health as a Group (5 Individuals)	3,770,201	57.2%
Five Percent Holders of Future Health:
Future Health ESG Associates 1, LLC(2)	2,625,000	39.8%
BEA Holdings LLC	489,375	7.45%
M2 Enterprises Holdings LLC	489,375	7.45%

* Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Future Health ESG Corp., 8 The Green, Suite #12081, Dover, DE 19901.
(2)	Messrs. Bostic and Morgan are the managers of Future Health ESG Associates 1, LLC. The shares beneficially owned by Future Health ESG Associates 1, LLC may also be deemed beneficially owned by Messrs. Bostic and Morgan.

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

We have entered into a letter agreement with our initial stockholders, officers and directors and a separate agreement with the anchor investors pursuant to which (x) our initial stockholders, officers and directors and the anchor investors have agreed to waive: (1) their redemption rights with respect to any founder shares and, except in the case of the anchor investors, public shares held by them, as applicable, in connection with the completion of our initial business combination; (2) their redemption rights with respect to any founder shares and, except in the case of the anchor investors, public shares held by them in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption rights as described in this annual report (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination by December 31, 2023 or during any Extension Period (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame), and (y) the founder shares are subject to certain transfer restrictions.

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

Item 14.      Principal Accounting Fees and Services.

MaloneBailey, LLP, (“MaloneBailey”) acts as our independent registered public accounting firm starting November 17, 2022. The following is a summary of fees paid to MaloneBailey for services rendered.

Audit Fees. For the year ended December 31, 2022, fees were approximately $45,000, for the services MaloneBailey performed in connection with the audit of our December 31, 2022 and 2021 financial statements included in this Annual Report.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include issuing consents for registration statements. We did not pay MaloneBailey for audit-related services for the year ended December 31, 2022 or the period from February 25, 2021 (inception) through December 31, 2021.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay MaloneBailey for tax planning and tax advice for the year ended December 31, 2022 or the period from February 25, 2021 (inception) through December 31, 2021

All Other Fees. All other fees consist of fees billed for all other services. We did not pay MaloneBailey for other services for the year ended December 31, 2022 or the period from February 25, 2021 (inception) through December 31, 2021.

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
		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Company, as currently in effect *.

4.1	Specimen Unit Certificate	S-1/A	333-285911	4.1	September 1, 2021

4.2	Specimen Common Stock Certificate	S-1/A	333-285911	4.2	September 1, 2021

4.3	Specimen Public Warrant Certificate	S-1/A	333-285911	4.3	September 1, 2021

4.4	Specimen Private warrant Certificate	S-1/A	333-285911	4.4	September 1, 2021

4.5	Public Warrant Agreement, dated September 9, 2021, between Continental Stock Transfer & Trust Company and the Company.	8-K	001-40788	4.1	September 14, 2021

4.6	Private Warrant Agreement, dated September 9, 2021, between Continental Stock Transfer & Trust Company and the Company.	8-K	001-40788	4.2	September 14, 2021

4.7	Description of Securities

10.1	Letter Agreement, dated September 9, 2021, among the Company and the Company’s officers and directors and certain other initial stockholders.	8-K	001-40788	10.1	September 14, 2021

10.2	Investment Management Trust Agreement, dated September 9, 2021, between Continental Stock Transfer & Trust Company and the Company.	8-K	001-40788	10.2	September 14, 2021

10.3	Registration Rights Agreement, dated September 9, 2021, among the Company, Cantor Fitzgerald & Co. and certain other security holders.	8-K	001-40788	10.3	September 14, 2021

10.4	Private Placement Warrants Purchase Agreement, dated September 9, 2021, between the Company and Future Health ESG Associates, LLC.	8-K	001-40788	10.4	September 14, 2021

10.5	Private Placement Warrants Purchase Agreement, dated September 9, 2021, between the Company and Cantor Fitzgerald & Co.	8-K	001-40788	10.5	September 14, 2021

10.6	Indemnity Agreement, dated September 9, 2021, between the Company and Bradley A. Bostic.	8-K	001-40788	10.15	September 14, 2021

10.7	Indemnity Agreement, dated September 9, 2021, between the Company and Travis Morgan.	8-K	001-40788	10.16	September 14, 2021

10.8	Indemnity Agreement, dated September 9, 2021, between the Company and R. Mark Lubbers.	8-K	001-40788	10.17	September 14, 2021

10.9	Indemnity Agreement, dated September 9, 2021, between the Company and Dr. John F. Mills.	8-K	001-40788	10.18	September 14, 2021

10.10	Indemnity Agreement, dated September 9, 2021, between the Company and Dr. Nancy Snyderman.	8-K	001-40788	10.19	September 14, 2021

10.11	Promissory Note, dated March 4, 2021, issued to Future Health ESG Associates 1, LLC.	S-1/A	333-285911	10.9	September 1, 2021

10.12	Promissory Note, dated August 24, 2021, issued to Future Health ESG Associates 1, LLC	S-1/A	333-285911	10.10	September 1, 2021
16.1	Letter of Marcum LLP, dated as of November 18, 2022	8-K	001-40788	16.1	November 18, 2022

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

( 101.INS)	XBRL Instance Document

( 101.SCH)	XBRL Taxonomy Extension Schema Document

( 101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

( 101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

( 101. LAB)	XBRL Taxonomy Extension Label Linkbase Document

( 101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

* filed herewith

** furnished herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 8th day of March, 2023.

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

Name	Position	Date

/s/ Bradley A. Bostic	Chief Executive Officer and Director	March 8, 2023
Bradley A. Bostic	(Principal Executive Officer)

/s/ Travis A. Morgan	Chief Financial Officer	March 8, 2023
Travis A. Morgan	(Principal Financial and Accounting Officer)

/s/ R. Mark Lubbers	Director	March 8, 2023
R. Mark Lubbers

/s/ Dr. F. John Mills	Director	March 8, 2023
Dr. F. John Mills

/s/ Dr. Nancy L Snyderman	Director	March 8, 2023
Dr. Nancy L Snyderman

FUTURE HEALTH ESG CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Future Health ESG Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Future Health ESG Corp.  (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2022 and the period from February 25, 2021 (inception) through December 31, 2021 , and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from February 25, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2022

Houston, Texas

March 8, 2023

FUTURE HEALTH ESG CORP.

BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$837,692	$1,446,482
Prepaid expenses	89,446	108,150
Total current assets	927,138	1,554,632
Marketable securities held in Trust Account	16,331,249	201,004,349
Other assets	—	74,371
Total Assets	$17,258,387	$202,633,352

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and accounts payable	$1,050,386	$61,485
Franchise and income taxes payable	264,859	62,299
Total current liabilities	1,315,245	123,784
Deferred underwriting and advisory fees payable	9,000,000	9,000,000
Total liabilities	10,315,245	9,123,784

Commitments and Contingencies (Note 5):

Common stock subject to possible redemption; 1,591,537 and 20,000,000 shares issued and outstanding at redemption value of $10.26 and $10.05 per share as of December 31, 2022 and 2021	16,331,249	201,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	—	—
Accumulated deficit	(9,388,607)	(7,490,932)
Total stockholders’ deficit	(9,388,107)	(7,490,432)
Total Liabilities, Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$17,258,387	$202,633,352

The accompanying notes are an integral part of the financial statements.

FUTURE HEALTH ESG CORP.

STATEMENTS OF OPERATIONS

		For the Period from
	For the Year	February 25, 2021
	Ended	(inception) through
	December 31, 2022	December 31, 2021
General and administrative expenses	$2,206,911	$125,004
Franchise tax expense	200,531	62,299
Loss from operations	(2,407,442)	(187,303)
Interest income on cash balance	10,332	2,043
Gain on marketable securities (net), dividends and interest, held in Trust Account	2,601,727	4,349
Income (loss) before income taxes	204,617	(180,911)
Provision for income taxes	(144,810)	—
Net income (loss)	$59,807	$(180,911)

Weighted average shares outstanding of common stock subject to possible redemption, basic and diluted	19,193,054	7,032,258
Basic and diluted net income (loss) per share, common stock subject to possible redemption	$0.00	$(0.02)

Weighted average shares outstanding of non-redeemable common stock, basic and diluted	5,000,000	5,000,000
Basic and diluted net income (loss) per share, non-redeemable common stock	$0.00	$(0.02)

The accompanying notes are an integral part of the financial statements.

FUTURE HEALTH ESG CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM FEBRUARY 25, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Common Stock Subject				Additional		Total
	to Possible Redemption		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of February 25, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	—	—	5,750,000	575	32,758	—	33,333
Forfeiture of Founder Shares	—	—	(750,000)	(75)	75	—	—
Sale of units in initial public offering	20,000,000	200,000,000	—	—	—	—	—
Paid underwriters fees	—	(4,019,555)	—	—	—	—	—
Deferred underwriting and advisory costs	—	(9,000,000)	—	—	—	—	—
Proceeds allocated to Public Warrant at issuance	—	(5,000,000)	—	—	5,000,000	—	5,000,000
Excess fair value over consideration of the founder shares offered to the anchor investors	—	(8,163,891)	—	—	—	8,163,891	8,163,891
Other offering costs	—	(331,138)	—	—	(367,161)	—	(367,161)
Sale of private placement warrants	—	—	—	—	7,375,000	—	7,375,000
Remeasurement adjustment on redeemable common stock	—	27,514,584	—	—	(12,040,672)	(15,473,912)	(27,514,584)
Net loss	—	—	—	—	—	(180,911)	(180,911)
Balance as of December 31, 2021	20,000,000	201,000,000	5,000,000	500	—	(7,490,932)	(7,490,432)
Remeasurement adjustment on redeemable common stock	—	1,957,482	—	—	—	(1,957,482)	(1,957,482)
Redemption of Common Stock	(18,408,463)	(186,626,233)	—	—	—	—	—
Net income	—	—	—	—	—	59,807	59,807
Balance as of December 31, 2022	1,591,537	$16,331,249	5,000,000	$500	$—	$(9,388,607)	$(9,388,107)

The accompanying notes are an integral part of the financial statements.

FUTURE HEALTH ESG CORP.

STATEMENTS OF CASH FLOWS

		For the Period From
		February 25, 2021
	For the Year Ended	(Inception) Through
	December 31, 2022	December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$59,807	$(180,911)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on marketable securities (net), dividends and interest, held in Trust Account	(2,601,727)	(4,349)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	93,075	(182,521)
Franchise and income taxes payable	202,560	62,299
Accounts payable and accrued expenses	988,901	61,485
Net cash used in operating activities	(1,257,384)	(243,997)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(201,000,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	648,594	—
Cash withdrawn from Trust Account in connection with redemption	186,626,233	—
Net cash provided by (used in) investing activities	187,274,827	(201,000,000)

Cash Flows from Financing Activities:
Advances from related party	—	250,000
Repayment of note payable and advances from related party	—	(250,000)
Proceeds from issuance of common stock to Sponsor	—	33,333
Proceeds from sale of common stock, net of transaction costs	—	195,282,146
Proceeds from sale of Private Placement Warrants	—	7,375,000
Redemption of common stock	(186,626,233)	—
Net cash (used in) provided by financing activities	(186,626,233)	202,690,479

Net (decrease) increase in cash	(608,790)	1,446,482
Cash - beginning of period	1,446,482	—
Cash - end of period	$837,692	$1,446,482

Supplemental disclosure of noncash investing and financing activities:
Adjustment to deferred underwriting and advisory fees payable	$—	$9,000,000
Initial classification of common stock subject to possible redemption	$—	$173,485,416
Remeasurement adjustment on redeemable common stock	$1,957,482	$27,514,584

The accompanying notes are an integral part of the financial statements.

F-5

FUTURE HEALTH ESG CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) through December 31, 2022 relates to the Company’s formation, the initial public offering described below, and, since the initial public offering, the search for a target business for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents held in the trust and operating accounts. The Company has selected December 31 as its fiscal year end.

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

On December 9, 2022, the Company held a special meeting of stockholders at which the stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company must consummate its initial business combination from December 14, 2022 to December 31, 2023. In connection with the special meeting, stockholders holding 18,408,463 shares of the Company’s common stock exercised their right to redeem their shares for a pro rata portion of the Trust Account. As a result, $186,626,233 million (approximately $10.14 per public share) was removed from the Trust Account to pay such holders. Following the redemptions, the Company has 1,591,537 redeemable shares outstanding. In connection with the special meeting, in exchange for not electing to redeem their shares, the holder of each non-redeemed share shall receive a warrant for purchase of one share of the Company’s common stock at an exercise price of $10.00 at any time prior to December 31, 2028 (the “Non-redemption Warrants” and such program the “Non-redemption Incentive Program”). The Non-redemption Warrants shall include an antidultion feature wherein the exercise price will be adjusted on the second anniversary of closing a Business Combination (the “Adjusted Date”) to the lower of $10.00 or the volume weighted average of the Company’s common stock during the five trading days immediately preceding the Adjustment Date. Following the redemptions, 1,591,537 Non-redemption Warrants will be issued in connection with the Company’s Non-redemption Incentive Program.

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

If the Company is unable to complete a Business Combination by December 31, 2023 (the “Combination Period”) and the Company’s stockholders have not amended the Certificate of Incorporation to extend such Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Risks and Uncertainties

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

Going Concern

As of December 31, 2022, the Company had $837,692 in its operating bank account, $388,107 of working capital deficiency. As of December 31, 2022, the Company had $16,331,249 of securities held in the Trust Account which will be used for a Business Combination or to repurchase or redeem the Company’s common stock in connection therewith.

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the Initial Public Offering and such amount of proceeds from the Private Placement that were placed in an account outside of the Trust Account for working capital purposes. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. Management believes that it will have sufficient working capital and borrowing capacity to meet the Company’s needs through the earlier of the consummation of a Business Combination or one year from this filing, however, there is a risk that the Company’s liquidity may not be sufficient.

The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to (other than as described above), loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) ASC Subtopic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until December 31, 2023, to consummate a Business Combination. It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, raises substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date these financial statements were issued. Management intends to consummate a Business Combination prior to December 31, 2023. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Net Income (Loss) Per Share of Common Stock

Income or loss per share of common stock is computed by dividing net income (loss) by the weighted average number of shares issued and outstanding during the period. Income and losses are allocated to redeemable and non-redeemable common stock based on weighted-average shares outstanding. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase common stock in the calculation of diluted net income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events.

The Company’s statement of operations includes a presentation of net income (loss) per share of common stock subject to possible redemption in a manner similar to the two-class method of loss per share. As of December 31, 2022 and 2021, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the net income of the Company. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented. Remeasurement adjustments on redeemable common stock are not considered in the calculation because redemption value closely approximates fair value.

		For the Period From
	For the Year	February 25, 2021
	Ended	(Inception) through
	December 31, 2022	December 31, 2021
Redeemable Common Stock
Allocation of net income (loss)	$47,447	$(105,734)
Denominator:
Weighted average shares of redeemable common stock outstanding	19,193,054	7,032,258
Basic and Diluted Net Income (Loss) per Common Share, Redeemable Common Stock	$0.00	$(0.02)
Non-Redeemable Common Stock
Allocation of net income (loss)	$12,360	$(75,177)
Denominator:
Weighted average shares of non-redeemable common stock outstanding	5,000,000	5,000,000
Basic and Diluted Net Income (Loss) per Common Share, Non-Redeemable Common Stock	$0.00	$(0.02)

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

The Company’s marketable securities held in trust of $16,331,249 as of December 31, 2022, and $201,004,349 as of December 31, 2021 are deemed cash and cash equivalents which are considered level 1 classified. There were no transfers to and from Levels 1, 2, and 3 during the year ended December 31, 2022, or the period from February 25, 2021 (inception) through December 31, 2021.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2022 and 2021, the Company had deferred tax assets with a full valuation allowance recorded against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The Company’s expenses related to the business combination agreement with Excelera and subsequent termination of the business combination agreement are deductible. The Company recorded $144,810 of income tax expense during the year ended December 31, 2022, and $0 in income tax expense during the period from February 25, 2021 (inception) through December 31, 2021. The Company’s effective tax rate for the years ended December 31, 2022 and 2021 differs from the expected income tax rate mainly due to the change in the fair value of the warrant liabilities and the start-up costs which are not currently deductible.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $837,692 and $1,446,482 in cash and no cash equivalents as of December 31, 2022 and 2021, respectively.

Marketable Securities Held in Trust Account

As of the date of this annual report, the assets held in the Trust Account were held in investments in money market funds. During the year ended December 31, 2022, the Company withdrew $648,594 from the Trust Account to pay taxes and withdrew $186,626,233 in connection with the redemption of shares.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of common stock subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity deficit. The Company’s common stock represented by Public Shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and December 31, 2021, common stock subject to possible redemption was presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. For the year ended December 31, 2022, the Company recorded accretion of $1,957,482, which represents the interest earned on the Trust Account net of allowable withdrawals for tax purposes and dissolutions expenses (set at a maximum of $100,000).

At December 31, 2022 and December 31, 2021, the adjustments of the value of common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Proceeds allocated to Public Warrants	(5,000,000)
Common stock issuance costs	(21,514,584)
Plus:
Remeasurement of carrying value to redemption value	27,514,584
Common stock subject to possible redemption, December 31, 2021	$201,000,000
Less:
Redemption of common stock	(186,626,233)
Plus:
Remeasurement of carrying value to redemption value	1,957,482
Common stock subject to possible redemption, December 31, 2022	$16,331,249

Note 3 — Public Offering

Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock and one-half of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share.

Twelve anchor investors, none of whom is affiliated with any member of our management team, purchased an aggregate of 19,480,000 of the units sold in the Initial Public Offering. Further, each such anchor investor purchased a pro-rata portion of 1,229,799 Founder Shares (defined below) from MB Equity, LLC, an affiliate of Bradley Bostic, the Company’s Chief Executive Officer and a director, and Travis Morgan, the Company’s Chief Financial Officer, and a director, at a price of $0.0058 per share.

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

The underwriter did not exercise their overallotment option to purchase an additional 3,000,000 Units within the 45 day limit. Management determined the fair value of this option to be immaterial, therefore, the financial statements do not include any adjustments relating to the expiration of the overallotment option.

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

The sale of Founder Shares to members of the Company’s board of directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the grant date. The Founder Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of December 31, 2022 and 2021, a Business Combination had not yet been completed, therefore, no stock-based compensation expense has been recognized.

Related Party Loans

Future Health ESG Associates 1, LLC agreed to loan the Company up to $250,000 to cover expenses related to the Initial Public Offering pursuant to two promissory notes dated March 4, 2021 and August 24, 2021. These notes were non-interest bearing and payable on the earlier of March 31, 2022 and the closing of the Initial Public Offering. The Company borrowed a total of $250,000 prior to the Initial Public Offering, and subsequently repaid the full balance after the closing of the Initial Public Offering. There was no outstanding balance on the notes as of the date of this report.

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

Business Combination and Related Agreements

On June 13, 2022, the Company entered into several agreements relating to the acquisition of Excelera. All agreements with and relating to the acquisition of Excelera (collectively, the “Excelera Business Combination Agreements”) were subsequently terminated and are of no further force or effect.

Underwriting Agreement and Advisory Fees

The Company paid an underwriting discount of 2.0% of the per Unit offering price to Cantor Fitzgerald & Co at the closing of the Initial Public Offering, with an additional fee of 4.5% of the gross offering proceeds payable only upon the Company’s completion of its Initial Business Combination, of which $8,700,000 will be paid to Cantor Fitzgerald & Co and $300,000 will be paid to Roth Capital Partners, LLC, an independent financial advisor to the Company (the “Original Underwriting Agreement”). On June 13, 2022, the Company and Cantor Fitzgerald & Co entered into an amendment to the Original Underwriting Agreement, exclusively with respect to closing a Business Combination with Excelera, whereby Cantor will accept 272,727 unrestricted shares of common stock (the “Deferred Stock Consideration”) in exchange for reducing the cash portion of deferred underwriting fees to $5,700,000. During the quarter ended June 30, 2022, the Company recognized a reduction of accrued underwriting fees and a decrease in accumulated deficit by $302,730 to reflect the difference between the fair value of the Deferred Stock Consideration at June 30, 2022, as compared to the $3,000,000 deferred underwriting fees expected to be satisfied by issuance of the Stock Consideration rather than cash. Effective October 31, 2022, the amendment to the Original Underwriting Agreement was terminated in conjunction with termination of the Excelera Business Combination Agreements.

Note 6 — Stockholders’ Deficit

Preferred Stock —The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of the December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. As of December 31, 2022, there were 6,591,537 shares of common stock issued and outstanding, of which 1,591,537 were redeemable common stock. As of December 31, 2021, there were 25,000,000 shares of common stock issued and outstanding, of which 20,000,000 sharees were redeemable common stock shares issued in conjunction with the IPO at a price of $10.05 per share. Redeemable common stock shares are classified as temporary equity and are excluded from total stockholders’ deficit. As of December 31, 2022 and 2021, 5,000,000 outstanding shares of common stock are non-redeemable Founder Shares and are included in total stockholders’ deficit.

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

Note 7 — Income Tax

The Company’s net deferred tax asset (liabilities) as of December 31, 2022 and 2021 are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforward	$—	$11,740
Startup Costs	139,831	26,251
Total deferred tax assets	139,831	37,991
Valuation allowance	(139,831)	(37,991)
Deferred tax assets, net of allowance	$—	$—

The income tax provision for the year ended December 31, 2022 and for the period from February 25, 2021 (inception) through December 31, 2021 consists of the following:

	December 31,	December 31,
	2022	2021
Federal
Current	$(144,810)	$—
Deferred	(101,840)	37,991
State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	101,840	(37,991)
Income tax provision	$144,810	$—

As of December 31, 2022 and 2021, the Company had a total of $0 and $55,907, respectively, of U.S. federal state net operating loss carryovers available to offset future taxable income. The federal net operating loss can be carried forward indefinitely. As of December 31, 2022 and 2021, the Company did not have any state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more-likely-than-not that some portion of all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of deferred tax assets and therefore established a full valuation allowance. For the period from February 25, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $37,991. For the year ended December 31, 2022, the change in the valuation allowance was $101,840.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
Change in valuation allowance	49.8%	(21.0)%
Income tax provision	70.8%	0.0%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to changes in fair value in warrants, transaction costs associated with warrants and the recording of full valuation allowances on deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 31, 2023, the Company held a special meeting of stockholders to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to decrease the number of authorized shares of common stock, par value $0.0001 per share, from 500,000,000 to 26,000,000.

On March 8, 2023, the Company declared, payable on March 28, 2023 to the holders of record of all the issued and outstanding shares of the Company’s common stock as of the close of business on March 21, 2023 (the “Record Date”) in the amount of one Non-redemption Warrant for each share of common stock held as of the Record Date.