Form 10-Q
period 2023-03-31
Future Health ESG Corp.
filed 2023-05-08
CIK 1851182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 8, 2023, 6,591,537 shares of common stock, par value $0.0001 per share, were issued and outstanding.

FUTURE HEALTH ESG CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I - FINANCIAL INFORMATION

Item 1.     Interim Financial Statements.

FUTURE HEALTH ESG CORP.

BALANCE SHEETS

	March 31,	December 31,
	2023	2022
ASSETS	(Unaudited)
Current assets:
Cash	$679,414	$837,692
Prepaid expenses	112,408	89,446
Total current assets	791,822	927,138
Marketable securities held in Trust Account	16,505,866	16,331,249
Total Assets	$17,297,688	$17,258,387

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and accounts payable	$1,148,527	$1,050,386
Franchise and income taxes payable	309,833	264,859
Total current liabilities	1,458,360	1,315,245
Deferred underwriting and advisory fees payable	9,000,000	9,000,000
Total liabilities	10,458,360	10,315,245

Commitments and Contingencies (Note 5):
Common stock subject to possible redemption; 1,591,537 shares issued and outstanding at redemption value of $10.37 and $10.26 per share as of March 31, 2023 and December 31, 2022, respectively	16,505,866	16,331,249

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	—	—
Accumulated deficit	(9,667,038)	(9,388,607)
Total stockholders’ deficit	(9,666,538)	(9,388,107)
Total Liabilities, Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$17,297,688	$17,258,387

The accompanying notes are an integral part of these unaudited financial statements.

FUTURE HEALTH ESG CORP.

UNAUDITED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2023	2022
General and administrative expenses	$239,509	$120,284
Franchise tax expense	8,903	50,000
Loss from operations	(248,412)	(170,284)

Other income:
Interest income on cash balance	6,052	1,318
Gain on marketable securities (net), dividends and interest, held in Trust Account	174,617	16,404
Total other income, net	180,669	17,722
Loss before provision for income taxes	(67,743)	(152,562)
Provision for income taxes	(36,071)	—
Net loss	$(103,814)	$(152,562)

Weighted average shares outstanding of common stock subject to possible redemption, basic and diluted	1,591,537	20,000,000
Basic and diluted net loss per share, common stock subject to possible redemption	$(0.02)	$(0.01)

Weighted average shares outstanding of non-redeemable common stock, basic and diluted	5,000,000	5,000,000
Basic and diluted net loss per share, non-redeemable common stock	$(0.02)	$(0.01)

The accompanying notes are an integral part of these unaudited financial statements.

FUTURE HEALTH ESG CORP.

UNAUDITED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

	FOR THE THREE MONTHS ENDED MARCH 31, 2023
	Common Stock Subject				Additional		Total
	to Possible Redemption		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	1,591,537	$16,331,249	5,000,000	$500	$—	$(9,388,607)	$(9,388,107)
Remeasurement adjustment on redeemable common stock	—	174,617	—	—	—	(174,617)	(174,617)
Net loss	—	—	—	—	—	(103,814)	(103,814)
Balance as of March 31, 2023	1,591,537	$16,505,866	5,000,000	$500	$—	$(9,667,038)	$(9,666,538)

	FOR THE THREE MONTHS ENDED MARCH 31, 2022
	Common Stock Subject				Additional		Total
	to Possible Redemption		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	20,000,000	$201,000,000	5,000,000	$500	$—	$(7,490,932)	$(7,490,432)
Net loss	—	—	—	—	—	(152,562)	(152,562)
Balance as of March 31, 2022 (unaudited)	20,000,000	$201,000,000	5,000,000	$500	$—	$(7,643,494)	$(7,642,994)

The accompanying notes are an integral part of these unaudited financial statements.

FUTURE HEALTH ESG CORP.

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(103,814)	$(152,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on marketable securities (net), dividends and interest, held in Trust Account	(174,617)	(16,404)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(22,962)	(40,471)
Franchise and income taxes payable	44,974	—
Accounts payable and accrued expenses	98,141	(107,458)
Net cash used in operating activities	(158,278)	(316,895)
Net decrease in cash	(158,278)	(316,895)
Cash - beginning of period	837,692	1,446,482
Cash - end of period	$679,414	$1,129,587

Supplemental disclosure of noncash investing and financing activities:
Remeasurement adjustment on redeemable common stock	$174,617	$—

The accompanying notes are an integral part of these unaudited financial statements.

FUTURE HEALTH ESG CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) through March 31, 2023 relates to the Company’s formation, the initial public offering described below, and, since the initial public offering, the search for a target business for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents held in the trust and operating accounts. The Company has selected December 31 as its fiscal year end.

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

On December 9, 2022, the Company held a special meeting of stockholders at which the stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company must consummate its initial business combination from December 14, 2022 to December 31, 2023. In connection with the special meeting, stockholders holding 18,408,463 shares of the Company’s common stock exercised their right to redeem their shares for a pro rata portion of the Trust Account. As a result, $186,626,233 million (approximately $10.14 per public share) was removed from the Trust Account to pay such holders. Following the redemptions, the Company has 1,591,537 redeemable shares outstanding. In connection with the special meeting, the Company announced that in exchange for not electing to redeem their shares, the holder of each non-redeemed share would receive a warrant for purchase of one share of the Company’s common stock at an exercise price of $10.00 at any time prior to December 31, 2028 (the “Non-Redemption Warrants” and such program the “Non-Redemption Incentive Program”). The Non-Redemption Warrants would include an anti-dilution feature wherein the exercise price will be adjusted on the second anniversary of closing a Business Combination (the “Adjusted Date”) to the lower of $10.00 or the volume weighted average of the Company’s common stock during the five trading days immediately preceding the Adjustment Date. On March 28, 2023, the Company completed the issuance of 1,591,537 Non-Redemption Warrants to the holders of record of all the issued and outstanding shares of the Company’s common stock as of the close of business on March 21, 2023 (the “Record Date”) in the amount of one Non-Redemption Warrant for each share of common stock held as of the Record Date (Note 6).

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

If the Company is unable to complete a Business Combination  by December 31,2023 (the “Combination Period”) and the Company’s stockholders have not amended the Certificate of Incorporation to extend such Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited financial statements.

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

Going Concern

As of March 31, 2023, the Company had $679,414 in its operating bank account, $666,538 of working capital deficiency. As of March 31, 2023, the Company had $16,505,866 of securities held in the Trust Account which will be used for a Business Combination or to repurchase or redeem the Company’s common stock in connection therewith.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) ASC Subtopic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until December 31, 2023, to consummate a Business Combination. It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, raises substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date these unaudited financial statements were issued. Management intends to consummate a Business Combination prior to December 31, 2023. These unaudited financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 9, 2023, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Net Loss Per Share of Common Stock

Income or loss per share of common stock is computed by dividing net loss by the weighted average number of shares issued and outstanding during the period. Income and losses are allocated to redeemable and non-redeemable common stock based on weighted-average shares outstanding. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase common stock in the calculation of diluted net loss per share, since the exercise of the warrants are contingent upon the occurrence of future events.

The Company’s statement of operations includes a presentation of net loss per share of common stock subject to possible redemption in a manner similar to the two-class method of loss per share. As of March 31, 2023 and 2022, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the net income of the Company. As a result, diluted net loss per share is the same as basic net loss per share for the periods presented. Remeasurement adjustments on redeemable common stock are not considered in the calculation because redemption value closely approximates fair value.

	For the Three Months Ended March 31,
	2023	2022
Redeemable Common Stock
Allocation of net loss	$(25,066)	$(122,049)
Denominator:
Weighted average shares of redeemable common stock outstanding	1,591,537	20,000,000
Basic and Diluted Net Loss per Redeemable Common Share	$(0.02)	$(0.01)
Non-Redeemable Common Stock
Allocation of net loss	$(78,748)	$(30,512)
Denominator:
Weighted average shares of non-redeemable common stock outstanding	5,000,000	5,000,000
Basic and Diluted Net Loss per Non-Redeemable Common Share	$(0.02)	$(0.01)

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

The Company’s marketable securities held in trust of $16,505,866 as of March 31, 2023, and $16,331,249 as of December 31, 2022 are deemed cash and cash equivalents which are considered level 1 classified. There were no transfers to and from Levels 1, 2, and 3 during the period ended March 31, 2023 and 2022.

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

ASC 480-10-S99 addresses concerns raised by the SEC regarding the financial statement classification and measurement of securities subject to mandatory redemption requirements or whose redemption is outside the control of the issuer. If the stock subject to mandatory redemption provisions represents the only shares in the reporting entity, it must report instruments in the liabilities section of its statement of financial position. The Company must then present them as shares subject to mandatory redemption, so as to distinguish the instruments from other financial statement liabilities. The Company concludes that the Company’s Public Warrants and Private Placement Warrants do not exhibit any of the above characteristics and, therefore are outside the scope of ASC 480.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Public Warrants and Private Placement Warrants were issued in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants meet the criteria for equity treatment thereunder, each warrant will be recorded as equity. The Company, therefore, accounts for its outstanding Public Warrants and Private Placement Warrants as equity-classified instruments.

The Company concludes that the Company's Non-Redemption Warrants are liability-classified instruments. However, the fair value of the warrants was determined to be de minimis, as discussed further in Note 6, and as such no adjustment has been made to the financial statements.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset was offset by a 100% valuation allowance.

The Company’s effective tax rate was 53.25% and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months and three months ended March 31, 2023 and 2022, due to the non-deductibility of Business Combination costs and changes in the valuation allowance on the deferred tax asset.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual, or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2023.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $679,414 and $837,692 in cash and no cash equivalents as of March 31, 2023 and December 31, 2022, respectively.

Marketable Securities Held in Trust Account

As of the date of this quarterly report, the assets held in the Trust Account were held in investments in money market funds. During the three months ended March 31, 2023, the Company did not withdraw any amount from the Trust Account to pay taxes. During the year ended December 31, 2022, the Company withdrew $648,594 from the Trust Account to pay taxes and withdrew $186,626,233 in connection with the redemption of shares.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of common stock subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity deficit. The Company’s common stock represented by Public Shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, common stock subject to possible redemption was presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. As of March 31, 2023 and December 31, 2022, the Company recorded accretion of $174,617 and $1,957,482, which represents the interest earned on the Trust Account net of allowable withdrawals for tax purposes and dissolutions expenses (set at a maximum of $100,000).

At March 31, 2023 and December 31, 2022, the adjustments of the value of common stock reflected in the balance sheets are reconciled in the following table:

Common stock subject to possible redemption, December 31, 2021	$201,000,000
Less:
Redemption of common stock	(186,626,233)
Plus:
Remeasurement of carrying value to redemption value	1,957,482
Common stock subject to possible redemption, December 31, 2022	$16,331,249
Plus:
Remeasurement of carrying value to redemption value	174,617
Common stock subject to possible redemption, March 31, 2023	$16,505,866

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

The sale of Founder Shares to members of the Company’s board of directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the grant date. The Founder Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of March 31, 2023 and December 31, 2022, a Business Combination had not yet been completed, therefore, no stock-based compensation expense has been recognized.

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

Special Warrant Agreement

On March 28, 2023, the Company completed the issuance of 1,591,537 warrants (the "Non-Redemption Warrants") to the public holders of record of the Company’s common stock as of the record date of March 21, 2023. In connection with such issuance, the Company entered into a Special Warrant Agreement with Continental Stock Transfer & Trust Company pursuant to which each Non-Redemption Warrant will entitle the holder to purchase one share of the Company’s common stock at an exercise price of $10.00 per share following the closing of the Company’s initial business combination and prior to December 31, 2028. The Non-Redemption Warrants include an antidilution feature wherein the exercise price will be adjusted on the second anniversary of closing the Company’s initial business combination (the “Adjustment Date”) to the lower of $10.00 or the volume weighted average price of the Company’s common stock during the five trading days immediately preceding the Adjustment Date (See Note 6). The Company estimated the aggregate fair value of the 1,591,537 Non-Redemption Warrants attributable to the stockholders to be $133 or less than $0.01 per share. As such, management has concluded that the fair value of the Non-Redemption Warrants is de minimis and therefore no adjustment has been made to the financial statements.

Note 6 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Common Stock — On January 31, 2023, the Company held a special meeting of stockholders to approve an amendment to the Company's Amended and Restated Certificate of Incorporation, as amended, to decrease the number of authorized shares of common stock, par value $0.0001 per share, from 500,000,000 to 26,000,000. As of March 31, 2023 and December 31, 2022, there were 6,591,537 shares of common stock issued and outstanding, of which 1,591,537 were redeemable common stock. Redeemable common stock shares are classified as temporary equity and are excluded from total stockholders’ deficit. As of March 31, 2023 and December 31, 2022, 5,000,000 outstanding shares of common stock are non-redeemable Founder Shares and are included in total stockholders’ deficit.

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

Non-Redemption Warrants — The Non-Redemption Warrants have an exercise price of $10.00 per share, subject to certain adjustments. The Non-Redemption Warrants may (i) be exercised by the Holder on a cashless basis, (ii) only be exercised for a whole number of shares, (iii) not be redeemed by the Company, and (iv) be transferred subject to certain conditions. The Non-Redemption Warrants may only be exercised during the period commencing on the date that is thirty (30) days after the consummation by the Company of a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization, or other similar business combination with one or more businesses or entities (“Business Combination”) and terminating on December 31, 2028. The shares of common stock issuable upon the exercise of the Non-Redemption Warrants are expected to be registered on a registration statement on Form S-4 the Company intends to file with the SEC in connection with its initial business combination.

Note 7 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance, or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s annual report Form 10-K filed with the SEC on March 9, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) through March 31, 2023 relates to the Company’s formation and initial public offering described below and, since the initial public offering, the search for a target business for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

For the three months ended March 31, 2023, we earned net loss of $103,814, which consisted of operating costs of $248,412 and provision for income taxes of $36,071, offset by interest income on our cash balance of $6,052 and net gains on marketable securities held in our trust account of $174,617.

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

For the three months ended March 31, 2023, cash used in operating activities was $158,278, comprised of a net loss of $103,814, gain on marketable securities (net), dividends and interest held in Trust Account of $174,617 and $120,153 in cash provided by changes in operating assets and liabilities.

For the three months ended March 31, 2022, cash used in operating activities was $316,895, comprised of a net loss of $152,562, gain on marketable securities (net), dividends and interest held in Trust Account of $16,404, and $147,929 in cash used by changes in operating assets and liabilities.

As of March 31, 2023, we had cash and marketable securities held in the Trust Account of $16,505,866. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting and advisory fees payable and income and franchise taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, any remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, we had cash of $679,414. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Future Health ESG Associates 1, LLC loaned us $250,000 to cover expenses related to the IPO pursuant to two promissory notes dated March 4, 2021 and August 24, 2021. These notes were non-interest bearing and repaid in full after the closing of the IPO on September 14, 2021.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor, or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023, no amount had been borrowed from the Sponsor, officers, or directors.

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

Going Concern

As of March 31, 2023, the Company had $679,414 in its operating bank account and $666,538 of working capital deficiency. As of March 31, 2023, the Company had $16,505,866 of securities held in the Trust Account which will be used for a Business Combination or to repurchase or redeem the Company’s common stock in connection therewith.

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

Off-Balance Sheet Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

The underwriter of the IPO was paid $4,019,555 in underwriting discount and expense reimbursement upon the closing of the IPO. An additional $6,000,000 of deferred underwriting fees will be due to the underwriter only upon the closing of an Initial Business Combination. Included in this amount is a financial advisory fee of $300,000 that will be payable to Roth Capital Partners, LLC only upon the closing of an Initial Business Combination. In an Amendment to the Underwriting Agreement executed on June 13, 2022, the underwriter agreed to reduce the deferred underwriting fees payable in cash in exchange for issuance of 272,727 shares of the Company’s common stock upon the closing of an Initial Business Combination with Excelera DCE, Inc. On October 31, 2022, the Amendment to the Underwriting Agreement was terminated in connection with termination of the Excelera Business Combination Agreements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures that were in effect as of March 31, 2023, and concluded that these disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2023, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Future Health ESG Corp.

Date: May 8, 2023	By:	/s/ Bradley A. Bostic
	Name:	Bradley A. Bostic
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2023	By:	/s/ Travis A. Morgan
	Name:	Travis A. Morgan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)