Form 10-Q
period 2023-09-30
Future Health ESG Corp.
filed 2023-11-13
CIK 1851182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, 6,591,537 shares of common stock, par value $0.0001 per share, were issued and outstanding.

FUTURE HEALTH ESG CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1.     Interim Financial Statements.

FUTURE HEALTH ESG CORP.

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$257,844	$837,692
Prepaid expenses	44,083	89,446
Total current assets	301,927	927,138
Marketable securities held in Trust Account	16,913,244	16,331,249
Total Assets	$17,215,171	$17,258,387

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and accounts payable	$1,115,760	$1,050,386
Franchise and income taxes payable	146,325	264,859
Total current liabilities	1,262,085	1,315,245
Deferred underwriting and advisory fees payable	9,000,000	9,000,000
Total liabilities	10,262,085	10,315,245

Commitments and Contingencies (Note 5):
Common stock subject to possible redemption; 1,591,537 shares issued and outstanding at redemption value of $10.63 and $10.26 per share as of September 30, 2023 and December 31, 2022, respectively	16,913,244	16,331,249

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 26,000,000 and 500,000,000 shares authorized as of September 30, 2023 and December 31, 2022, respectively; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	—	—
Accumulated deficit	(9,960,658)	(9,388,607)
Total stockholders’ deficit	(9,960,158)	(9,388,107)
Total Liabilities, Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$17,215,171	$17,258,387

The accompanying notes are an integral part of these unaudited financial statements.

FUTURE HEALTH ESG CORP.

UNAUDITED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
General and administrative expenses	$98,404	$581,418	$441,299	$1,734,960
Franchise tax expense	6,800	50,000	22,403	150,000
Loss from operations	(105,204)	(631,418)	(463,702)	(1,884,960)

Other income:
Interest income on cash balance	2,529	2,294	11,603	4,832
Gain on marketable securities (net), dividends and interest, held in Trust Account	212,740	908,234	581,995	1,210,039
Total other income, net	215,269	910,528	593,598	1,214,871

Income (Loss) before (provision for) benefit from income taxes	110,065	279,110	129,896	(670,089)
Provision for income taxes	(43,779)	(180,711)	(119,952)	(210,080)
Net income (loss)	$66,286	$98,399	$9,944	$(880,169)

Weighted average shares outstanding of common stock subject to possible redemption, basic and diluted	1,591,537	20,000,000	1,591,537	20,000,000
Basic and diluted net income (loss) per share, common stock subject to possible redemption	$0.01	$0.00	$0.00	$(0.04)

Weighted average shares outstanding of non-redeemable common stock, basic and diluted	5,000,000	5,000,000	5,000,000	5,000,000
Basic and diluted net income (loss) per share, non-redeemable common stock	$0.01	$0.00	$0.00	$(0.04)

The accompanying notes are an integral part of these unaudited financial statements.

FUTURE HEALTH ESG CORP.

UNAUDITED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023
	Common Stock Subject				Additional		Total
	to Possible Redemption		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	1,591,537	$16,331,249	5,000,000	$500	$—	$(9,388,607)	$(9,388,107)
Remeasurement adjustment on redeemable common stock	—	174,617	—	—	—	(174,617)	(174,617)
Net loss	—	—	—	—	—	(103,814)	(103,814)
Balance as of March 31, 2023	1,591,537	16,505,866	5,000,000	500	—	(9,667,038)	(9,666,538)
Remeasurement adjustment on redeemable common stock	—	194,638	—	—	—	(194,638)	(194,638)
Net income	—	—	—	—	—	47,472	47,472
Balance as of June 30, 2023	1,591,537	16,700,504	5,000,000	500	—	(9,814,204)	(9,813,704)
Remeasurement adjustment on redeemable common stock	—	212,740	—	—	—	(212,740)	(212,740)
Net income	—	—	—	—	—	66,286	66,286
Balance as of September 30, 2023	1,591,537	$16,913,244	5,000,000	$500	$—	$(9,960,658)	$(9,960,158)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
	Common Stock Subject				Additional		Total
	to Possible Redemption		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	20,000,000	$201,000,000	5,000,000	$500	$—	$(7,490,932)	$(7,490,432)
Net loss	—	—	—	—	—	(152,562)	(152,562)
Balance as of March 31, 2022	20,000,000	$201,000,000	5,000,000	$500	$—	$(7,643,494)	$(7,642,994)
Adjustment to deferred underwriting and advisory fees payable	—	—	—	—	—	302,730	302,730
Remeasurement adjustment on redeemable common stock	—	163,373	—	—	—	(163,373)	(163,373)
Net loss	—	—	—	—	—	(826,007)	(826,007)
Balance as of June 30, 2022	20,000,000	$201,163,373	5,000,000	$500	$—	$(8,330,144)	$(8,329,644)
Remeasurement adjustment on redeemable common stock	—	402,421	—	—	—	(402,421)	(402,421)
Net Income	—	—	—	—	—	98,399	98,399
Balance as of September 30, 2022	20,000,000	$201,565,794	5,000,000	$500	$—	$(8,634,166)	$(8,633,666)

The accompanying notes are an integral part of these unaudited financial statements.

FUTURE HEALTH ESG CORP.

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$9,944	$(880,169)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Adjustment to deferred underwriting and advisory fees payable	—	32,727
Gain on marketable securities (net), dividends and interest, held in Trust Account	(581,995)	(1,210,039)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	45,363	(15,454)
Franchise and income taxes payable	(118,534)	217,299
Accounts payable and accrued expenses	65,374	871,103
Net cash used in operating activities	(579,848)	(984,533)

Cash Flows from Investing Activities:
Withdrawal of earnings from Trust Account	—	142,781
Net cash provided by investing activities	—	142,781

Net decrease in cash	(579,848)	(841,752)
Cash - beginning of period	837,692	1,446,482
Cash - end of period	$257,844	$604,730

Supplementary cash flow information:
Cash paid for income taxes	$144,810	$—

Supplemental disclosure of noncash investing and financing activities:
Remeasurement adjustment on redeemable common stock	$581,995	$(565,794)
Adjustment to deferred underwriting and advisory fees payable	$—	$(270,003)

The accompanying notes are an integral part of these unaudited financial statements.

FUTURE HEALTH ESG CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) through September 30, 2023 relates to the Company’s formation, the initial public offering described below, and, since the initial public offering, the search for a target business for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents held in the trust and operating accounts. The Company has selected December 31 as its fiscal year end.

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

Going Concern

As of September 30, 2023, the Company had $257,844 in its operating bank account, $960,158 of working capital deficiency. As of September 30, 2023, the Company had $16,913,244 of securities held in the Trust Account which will be used for a Business Combination or to repurchase or redeem the Company’s common stock in connection therewith.

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

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 9, 2023, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

The Company’s statement of operations includes a presentation of net income (loss) per share of common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. As of September 30, 2023 and 2022, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the net income (loss) of the Company. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented. Remeasurement adjustments on redeemable common stock are not considered in the calculation because redemption value closely approximates fair value.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Redeemable Common Stock
Allocation of net income (loss)	$16,005	$78,719	$2,401	$(704,135)
Denominator:
Weighted average shares of redeemable common stock outstanding	1,591,537	20,000,000	1,591,537	20,000,000
Basic and Diluted Net Income (Loss) per Redeemable Common Share	$0.01	$0.00	$0.00	$(0.04)
Non-Redeemable Common Stock
Allocation of net income (loss)	$50,281	$19,680	$7,543	$(176,034)
Denominator:
Weighted average shares of non-redeemable common stock outstanding	5,000,000	5,000,000	5,000,000	5,000,000
Basic and Diluted Net Income (Loss) per Non-Redeemable Common Share	$0.01	$0.00	$0.00	$(0.04)

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

The Company’s marketable securities held in trust of $16,913,244 as of September 30, 2023, and $16,331,249 as of December 31, 2022 are deemed cash and cash equivalents which are considered level 1 classified. There were no transfers to and from Levels 1, 2, and 3 during the period ended September 30, 2023 and 2022.

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

The Company concludes that the Company’s Non-Redemption Warrants are liability-classified instruments. However, the fair value of the warrants was determined to be de minimis, as discussed further in Note 6, and as such no adjustment has been made to the financial statements.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2023 and December 31, 2022, the Company’s deferred tax asset was offset by a 100% valuation allowance.

The Company’s effective tax rate was 39.78% and 64.7% for the three months ended September 30, 2023 and 2022, respectively, 92.34% and (31.4)% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, due to the non-deductibility of Business Combination costs and changes in the valuation allowance on the deferred tax asset.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual, or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2023.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $257,844 and $837,692 in cash and no cash equivalents as of September 30, 2023 and December 31, 2022, respectively.

Marketable Securities Held in Trust Account

As of the date of this quarterly report, the assets held in the Trust Account were held in investments in money market funds. During the three and nine months ended September 30, 2023, the Company did not withdraw any amount from the Trust Account to pay taxes. During the year ended December 31, 2022, the Company withdrew $648,594 from the Trust Account to pay taxes and withdrew $186,626,233 in connection with the redemption of shares.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of common stock subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity deficit. The Company’s common stock represented by Public Shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, common stock subject to possible redemption was presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. As of September 30, 2023 and December 31, 2022, the Company recorded accretion of $581,995 and $1,957,482, which represents the interest earned on the Trust Account net of allowable withdrawals for tax purposes and dissolutions expenses (set at a maximum of $100,000).

At September 30, 2023 and December 31, 2022, the adjustments of the value of common stock reflected in the balance sheets are reconciled in the following table:

Common stock subject to possible redemption, December 31, 2021	$201,000,000
Less:
Redemption of common stock	(186,626,233)
Plus:
Remeasurement of carrying value to redemption value	1,957,482
Common stock subject to possible redemption, December 31, 2022	$16,331,249
Plus:
Remeasurement of carrying value to redemption value	581,995
Common stock subject to possible redemption, September 30, 2023	$16,913,244

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

The sale of Founder Shares to members of the Company’s board of directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the grant date. The Founder Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of September 30, 2023 and December 31, 2022, a Business Combination had not yet been completed, therefore, no stock-based compensation expense has been recognized.

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

Special Warrant Agreement

On March 28, 2023, the Company completed the issuance of 1,591,537 warrants (the “Non-Redemption Warrants”) to the public holders of record of the Company’s common stock as of the record date of March 21, 2023. In connection with such issuance, the Company entered into a Special Warrant Agreement with Continental Stock Transfer & Trust Company pursuant to which each Non-Redemption Warrant will entitle the holder to purchase one share of the Company’s common stock at an exercise price of $10.00 per share following the closing of the Company’s initial business combination and prior to December 31, 2028. The Non-Redemption Warrants include an antidilution feature wherein the exercise price will be adjusted on the second anniversary of closing the Company’s initial business combination (the “Adjustment Date”) to the lower of $10.00 or the volume weighted average price of the Company’s common stock during the five trading days immediately preceding the Adjustment Date (See Note 6). The Company estimated the aggregate fair value of the 1,591,537 Non-Redemption Warrants attributable to the stockholders to be $133 or less than $0.01 per share. As such, management has concluded that the fair value of the Non-Redemption Warrants is de minimis and therefore no adjustment has been made to the financial statements.

Note 6 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Common Stock — On January 31, 2023, the Company held a special meeting of stockholders to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to decrease the number of authorized shares of common stock, par value $0.0001 per share, from 500,000,000 to 26,000,000. As of September 30, 2023 and December 31, 2022, there were 6,591,537 shares of common stock issued and outstanding, of which 1,591,537 were redeemable common stock. Redeemable common stock shares are classified as temporary equity and are excluded from total stockholders’ deficit. As of September 30, 2023 and December 31, 2022, 5,000,000 outstanding shares of common stock are non-redeemable Founder Shares and are included in total stockholders’ deficit.

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

Results of Operations

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) through September 30, 2023 relates to the Company’s formation and initial public offering described below and, since the initial public offering, the search for a target business for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

For the three months ended September 30, 2023, we earned net income of $66,286, which consisted of interest income on our cash balance of $2,529 and net gains on marketable securities held in our trust account of $212,740, offset by operating costs of $105,204 and provision for income taxes of $43,779.

For the nine months ended September 30, 2023, we earned a net income of $9,944, which consisted of interest income on our cash balance of $11,603 and net gains on marketable securities held in our trust account of $581,995, offset by operating costs of $463,702 and provision for income taxes of $119,952.

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

On September 15, 2023, the Company and Continental Stock Transfer & Trust Company (“CST”) entered into an amendment to the Investment Management Trust Agreement, dated September 9, 2021, by and between the Company and CST (the “Trust Amendment”), to allow CST, upon written instruction of the Company, to hold the funds in the Company’s trust account uninvested or in an interest-bearing bank demand deposit account. On the same date, the Company instructed CST to hold the funds in the Company’s trust account in a segregated, interest-bearing bank deposit account. Such deposit account carries a variable rate and the Company cannot assure you that the initial rate will not decrease or increase significantly.

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

For the nine months ended September 30, 2023, cash used in operating activities was $579,848, comprised of net income of $9,944, gain on marketable securities (net), dividends and interest held in Trust Account of $581,995 and $7,797 in cash used in changes in operating assets and liabilities.

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

As of September 30, 2023, we had cash and marketable securities held in the Trust Account of $16,913,244. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting and advisory fees payable and income and franchise taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, any remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2023, we had cash of $257,844. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Future Health ESG Associates 1, LLC loaned us $250,000 to cover expenses related to the IPO pursuant to two promissory notes dated March 4, 2021 and August 24, 2021. These notes were non-interest bearing and repaid in full after the closing of the IPO on September 14, 2021.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor, or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2023, no amount had been borrowed from the Sponsor, officers, or directors.

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

Going Concern

As of September 30, 2023, the Company had $257,844 in its operating bank account and $960,158 of working capital deficiency. As of September 30, 2023, the Company had $16,913,244 of securities held in the Trust Account which will be used for a Business Combination or to repurchase or redeem the Company’s common stock in connection therewith.

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

Off-Balance Sheet Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures that were in effect as of September 30, 2023, and concluded that these disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2023, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1

Amendment No. 1 to Investment Management Trust Agreement, dated September 15, 2023, by and between Future Health ESG Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 21, 2023)

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

Future Health ESG Corp.

Date: November 13, 2023	By:	/s/ Bradley A. Bostic
	Name:	Bradley A. Bostic
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Travis A. Morgan
	Name:	Travis A. Morgan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)