Form 10-K
period 2023-12-31
Future Health ESG Corp.
filed 2024-03-20
CIK 1851182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒  NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

The aggregate market value of the Registrant’s common stock, par value $0.0001 per share, held by non- affiliates of the Registrant on June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, was $16,361,000 (based on the closing price of the Registrant’s common stock on that date).

As of March 19, 2024, 5,936,447 shares of common stock, par value $0.0001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

On December 9, 2022, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company had to consummate its initial business combination from December 14, 2023 to December 31, 2023. In connection with the extension, stockholders holding 18,408,463 shares of the Company’s common stock exercised their right to redeem their shares for a pro rata portion of the funds in the Company’s trust account (the “Trust Account”). As a result, approximately $187 million (approximately $10.14 per public share) was removed from the Trust Account to pay such holders.

On January 31, 2023, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to decrease the number of authorized shares of the Company’s common stock from 500,000,000 to 26,000,000.

On December 29, 2023, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company must consummate its initial business combination from December 31, 2023 to December 31, 2024. In connection with the extension, stockholders holding 655,090 shares of the Company’s common stock exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $7 million (approximately $10.70 per redeemed share) was removed from the Trust Account to pay such holders. Following redemptions, the Company had 5,936,447 shares outstanding.

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

Investment Criteria

Consistent with our strategy, we have identified the following criteria to evaluate prospective target businesses. We may however, decide to enter into our initial business combination with a target business that does not meet these criteria. We have identified the following criteria that we believe are important in evaluating candidates for our initial business combination:

●	Operating Stability with Significant Growth Potential. We are generally seeking to acquire a business that has demonstrated operational stability with consistent historical growth in their financial results, and which is expected to continue to grow for the foreseeable future.
●	Leadership Position in its Industry. We are generally seeking to identify a business that has a leadership position in its industry and/ or a defensible niche with a target market as a result of differentiated technology or other competitive advantages.
●	Unrealized Potential for Shareholder Value Creation. We are seeking target businesses that are both initially attractive investment candidates and that possess the potential for ongoing shareholder value creation in the long term. Examples of post-acquisition value creating activities include operational improvements in sales and marketing, increasing operating efficiency and reducing costs. Other examples include value creation opportunities through add on acquisitions or divestitures, or by lowering the cost of capital by opening up new sources of debt or equity financing.
●	Potential to Grow Via Acquisition Opportunities. We are generally seeking to acquire a business that has the potential to grow through additional acquisitions.
●	Innovating within an existing market. We are seeking a company that offers innovative products or business models within an existing market, sparing the risk and burden of developing a new and yet to be proven marketplace.
●	Enterprise Value. We are focusing on companies with valuations between $500,000,000 and $1,500,000,000, as we believe there are a substantial number of potential target businesses within this range that can benefit from new capital to scale operations.
●	Committed and Capable Management Team. We are generally seeking to acquire a business with a professional management team whose interests are aligned with those of our investors. Where necessary, we may also look to complement and enhance the capabilities of the target business’s management team by recruiting additional talent through our network of contacts.
●	Benefit from Being a Publicly Traded Company. We are primarily seeking a target that we believe will benefit from being publicly traded and will be able to effectively utilize the broader access to capital and the public profile that are associated with being a publicly traded company.
●	Consideration of ESG Factors. Our board of directors and management intend to prioritize ESG factors in connection with their analysis of target businesses.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination until December 31, 2024 or during any or during any extended time that we have to consummate a business combination beyond December 31, 2024 as a result of a stockholder vote to amend our amended and restated certificate of incorporation (an “Extension Period”).

Redemption of public shares and liquidation if no initial business combination

Our amended and restated certificate of incorporation, as currently in effect, provides that we will have only until December 31, 2024 to complete our initial business combination. If we have not completed our initial business combination within such period or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (2) and (3) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the prescribed time period.

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

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the required time period, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we have not completed our initial business combination by December 31, 2024 or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (2) and (3) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the end of our acquisition period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

A public stockholder will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination and then, only in connection with those public shares that such stockholder has properly elected to redeem, subject to the limitations described in this annual report; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption rights as described in this annual report or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of all of our public shares if we have not completed our initial business combination by December 31, 2024 or any Extension Period, subject to applicable law. In no other circumstances will a public stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with our initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. Holders of warrants will not have any rights of proceeds held in the trust account with respect to the warrants.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption rights as described in this annual report or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, we will provide public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our initial stockholders, officers and directors and the anchor investors have agreed to waive any redemption rights with respect to any founder shares and, except in the case of the anchor investors, any public shares held by them in connection with any such amendment. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either: (1) seek stockholder approval of our initial business combination at a meeting called for such purpose, in connection with which, stockholders may seek to redeem their shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction, into their pro rata share of the aggregate amount then on deposit in the trust account, calculated as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable); or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, calculated as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), in each case subject to the limitations described herein;
●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of our common stock voted are voted in favor of the business combination at a duly held stockholders meeting;
●	if we have not completed our initial business combination before December 31, 2024 or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (2) and (3) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law; and
●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote pursuant to our amended and restated certificate of incorporation on any initial business combination or any amendments to our amended and restated certificate of incorporation.

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

Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there will be numerous target businesses we could potentially acquire with the funds held in the trust account, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Our initial stockholders or any of their affiliates may make additional investments in us, although they have no obligation or other duty to do so. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating and completing an initial business combination.

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

We evaluated our internal control over financial reporting for the fiscal year ended December 31, 2023 as required by the Sarbanes-Oxley Act and determined that we are not deemed to be a large accelerated filer or an accelerated filer, and continue to qualify as an emerging growth company. Therefore, we are not required to comply with the independent registered public accounting firm attestation requirements on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

As of December 31, 2023, we had $119,745 in cash held out of the trust and $8,313,482 of working capital deficiency. Further, we have incurred and expect to continue to incur significant costs in pursuit of our finance and acquisition plans. Additionally, if we do not complete our initial business combination by December 31, 2024, the Company will cease operations and liquidate. Management’s plans to address these risks are discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” While Management expects to complete a Business Combination prior to December 31, 2024, this date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our sponsor, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares and any public shares held by them in favor of our initial business combination. As a group, these affiliates currently own approximately 64% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders and their permitted transferees agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by December 31, 2024. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.05 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our initial stockholders, officers and directors have agreed that we must complete our initial business combination by December 31, 2024. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those shares of common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption rights as described in this annual report or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of all of our public shares if we have not completed our initial business combination by December 31, 2024, subject to applicable law and as further described herein. In addition, if we have not completed an initial business combination within the required time period for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond the end of such period before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in or to the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

If the funds not being held in the trust account are insufficient to allow us to operate until December 31, 2024, we may be unable to complete our initial business combination.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least until December 31, 2024; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a prospective target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.05 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.05 per share” and other risk factors herein.

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

As of December 31, 2023 and 2022, we had $119,745 and $837,692, respectively, in cash held outside of the trust account. If we are required to seek additional capital, we would need to borrow funds from our initial stockholders, management team or other third parties to operate or may be forced to liquidate. Neither our initial stockholders, members of our management team nor any of their respective affiliates is under any obligation or other duty to loan funds to, or invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public stockholders may receive only $10.05 per share, or less in certain circumstances, and our warrants will expire worthless. If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.05 per share” and other risk factors herein.

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

On June 1, 2023, the Company received a written notice (the “Notice”) from the listing qualifications department staff of Nasdaq notifying the Company that the Company was not in compliance with Listing Rule 5550(a)(3) (the “Minimum Public Holders Rule”), which requires the Company to have at least 300 public holders for continued listing on the Nasdaq Capital Market. The Notice stated that the Company had 45 calendar days to submit a plan to regain compliance with the Minimum Public Holders Rule. The Company submitted a plan to regain compliance with the Minimum Public Holders Rule within the required timeframe. On August 7, 2023, the Company received a written notice (the “Extension Notice”) from Nasdaq notifying the Company that Nasdaq had determined to grant the Company an extension until November 28, 2023 to regain compliance with the Minimum Public Holders Rule. On December 4, 2023, the Company received a written notice (the “Letter”) from Nasdaq’s listing qualifications department indicating that, because the Company had not regained compliance with the Minimum Public Holders Rule, trading of the Company’s common stock would be suspended at the opening of business on December 13, 2023 and a Form 25-NSE would be filed with the SEC, which would remove the Company’s securities (units, common stock and warrants) from listing and registration on Nasdaq. The Company timely requested a hearing before a Hearings Panel (the “Panel”) to appeal this determination, which stayed the suspension of the Company’s securities and the filing of the Form 25-NSE pending the Panel’s decision, and such hearing was held on March 5, 2024. On March 18, 2024, the Company received a written notice from the listing qualifications department staff of Nasdaq notifying the Company that the Panel had granted the Company’s request for continued listing on Nasdaq, subject to the Company demonstrating compliance with the Minimum Public Holders Rule by April 1, 2024. The Company expects to be in compliance with the Minimum Public Holders rule before April 1, 2024.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by December 31, 2024 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination by December 31, 2024, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act

Certain proposed rules issued by the SEC on March 30, 2022 would provide a safe harbor for SPACs from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although these rule proposals, including the proposed safe harbor rule, have not yet been adopted, and may be adopted in a revised form, the SEC has indicated that there are serious questions concerning the applicability of the Investment Company Act to a SPAC that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule.

Notwithstanding whether or not these proposed rules are adopted by the SEC, we may be deemed to be an investment company under the Investment Company Act. As a SPAC, we were formed for the sole purpose of completing an initial business combination by December 31, 2024. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary of our IPO, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we will liquidate the securities held in the trust account prior to the end of the 24-month period after the effective date of our IPO registration statement, or September 9, 2023, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation. Further, if we do not invest the proceeds held in the trust account as discussed above, we may be deemed to be subject to the Investment Company Act, and the loss you may suffer as a result of being deemed subject to the Investment Company Act may be greater than if we liquidated the securities held in the trust account and instead held such funds in cash.

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

In order to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we have instructed the trustee to hold all funds in the trust account in cash until the earlier of the consummation of the Business Combination or our liquidation. Such decision to hold all funds in the trust account in cash may reduce the amount our public stockholders would receive upon any redemption or liquidation.

We have instructed the trustee to hold all funds in the trust account in cash until the earlier of the consummation of the Business Combination or our liquidation in order to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act. Such decision to hold all funds in the trust account in cash, combined with any permitted withdrawals of interest held in the trust account to pay our taxes, may reduce the effective yield on the amounts in the trust account and the amount our public stockholders would receive upon any redemption or liquidation.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 26,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. As of the filing date, 20,063,553 authorized but unissued shares of common stock were available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants, and no shares of preferred stock were issued or outstanding.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to not the funds held in the trust account except in specified circumstances and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 50% of our outstanding common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 50% of our outstanding common stock. Unless specified in our amended and restated certificate of incorporation or bylaws, or as required by applicable law or stock exchange rules, the affirmative vote of a majority of the outstanding shares of our common stock that are voted is required to approve any such matter voted on by our stockholders. We may not issue additional securities that can vote pursuant to our amended and restated certificate of incorporation on any initial business combination or any amendments to our amended and restated certificate of incorporation. Our initial stockholders, who beneficially own approximately 64% of our common stock (assuming they do not purchase any units in the open market), may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which will govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ended December 31, 2022. We evaluated our internal control over financial reporting for the fiscal year ended December 31, 2023 as required by the Sarbanes-Oxley Act and determined that we are not deemed to be a large accelerated filer or an accelerated filer, and continue to qualify as an emerging growth company. Therefore, we are not required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls.

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

Holders

Although there are a larger number of beneficial owners, as of March 19, 2024, there was 1 holder of record of our units, 35 holders of record of our separately traded common stock, 3 holders of record of our separately traded warrants and 67 holders of record of our warrants issued in connection with our non-redemption incentive program. Such numbers do not include beneficial owners holding our securities through nominee names.

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

Item 6.      [Reserved]

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

Results of Operations

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) through December 31, 2023 relates to the Company’s formation and initial public offering described below and, since the initial public offering, the search for a target business for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

For the year ended December 31, 2023, we incurred a net loss of $48,425, which consisted of operating costs of $678,591 and provision for income taxes of $153,992, offset by interest income on our cash balance of $13,472 and net gains on marketable securities held in our trust account of $770,686.

For the year ended December 31, 2022, we incurred a net income of $59,807, which consisted of interest income on our cash balance of $10,332 and net gains on marketable securities held in our trust account of $2,601,727, partially offset by operating costs of $2,407,442 and provision for income taxes of $144,810. The increase in operating costs during the current period relates primarily to legal and other fees associated with the proposed acquisition of Excelera, which was subsequently terminated.

On September 15, 2023, the Company and Continental Stock Transfer & Trust Company ("CST") entered into an amendment to the Investment Management Trust Agreement, dated September 9, 2021, by and between the Company and CST (the "Trust Amendment"), to allow CST, upon written instruction of the Company, to hold the funds in the Company's trust account uninvested or in an interest - bearing bank demand deposit account. On the same date, the Company instructed CST to hold the funds in the Company's trust account in a segregated, interest - bearing bank deposit account. Such deposit account carries a variable rate and the Company cannot assure you that the initial rate will not decrease or increase significantly.

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

For the year ended December 31, 2023, cash used in operating activities was $717,947, comprised of net loss of $48,425, gain on marketable securities, dividends and interest held in Trust Account of $770,686 and $101,164 in cash used in changes in operating assets and liabilities.

For the year ended December 31, 2022, cash used in operating activities was $1,257,384, comprised of a net income of $59,807, gain on marketable securities (net), dividends and interest held in Trust Account of $2,601,727 and $1,284,536 in cash provided by changes in operating assets and liabilities. Cash provided by investing activities was $187,274,827 comprised of the withdrawal of gains on marketable securities held in the Trust Account to fund payment of tax obligations as permitted by the trust agreement of $648,594 and withdrawal from the Trust Account for the redemption of shares of $186,626,233. Cash used by financing activities was $186,626,233 representing the redemption of shares.

As of December 31, 2023, we had cash and marketable securities held in the Trust Account of $17,101,935. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting and advisory fees payable and income and franchise taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, any remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2023, we had cash of $119,745. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Future Health ESG Associates 1, LLC loaned us $250,000 to cover expenses related to the IPO pursuant to two promissory notes dated March 4, 2021 and August 24, 2021. These notes were non-interest bearing and repaid in full after the closing of the IPO on September 14, 2021.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor, or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of December 31, 2023, no amount had been borrowed from the Sponsor, officers, or directors.

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

Going Concern

As of December 31, 2023, the Company had $119,745 in its operating bank account and $8,313,482 of working capital deficiency. As of December 31, 2023, the Company had $17,101,935 of securities held in the Trust Account which will be used for a Business Combination or to repurchase or redeem the Company's common stock in connection therewith.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) ASC Subtopic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until December 31, 2024, to consummate a Business Combination. It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, raises substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date these financial statements were issued. Management intends to consummate a Business Combination prior to December 31, 2024. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

The underwriter of the IPO was paid $4,019,555 in underwriting discount and expense reimbursement upon the closing of the IPO. The Company agreed to pay an additional $9,000,000 of deferred underwriting fees to the underwriter upon the closing of an Initial Business Combination, including a financial advisory fee of $300,000 payable to Roth Capital Partners, LLC (“Roth”). In an Amendment to the Underwriting Agreement executed on June 13, 2022, the underwriter agreed to reduce the deferred underwriting fees payable in cash in exchange for issuance of 272,727 shares of the Company’s common stock upon the closing of an Initial Business Combination with Excelera DCE, Inc. On October 31, 2022, the Amendment to the Underwriting Agreement was terminated in connection with termination of the Excelera Business Combination Agreements. On March 5, 2024, the Company entered into fee modification agreements with each the underwriter and Roth, pursuant to which the deferred underwriting fees and the financial advisory fee were reduced to, in the aggregate, either, in the Company’s sole discretion, (1) a certain number of shares of the publicly traded common equity securities of the resulting public entity following the Company’s initial business combination (the “New Common Stock”) equal to the greater of (a) 300,000 and (b) the quotient obtained by dividing (x) $3,000,000 by (y) the VWAP (as defined in such fee modification agreements) of the New Common Stock over the three trading days immediately preceding the date of the initial filing of the re-sale registration statement on Form S-1 or F-1 (or any successor form, as applicable) to register the re-sale of such securities, or (2) a non-refundable cash fee of $3,000,000. The underwriter and Roth agreed to forfeit the remaining portion of the deferred underwriting fees and financial advisory fee that would otherwise be payable to them in the amount of $6,000,000.

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

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2023 and 2022, we were not subject to any material market or interest rate risk. Following the consummation of the IPO, the net proceeds of the IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of

December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting as of December 31, 2023.

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

Item 9B.      Other Information.

None.

Item 9C.      Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our directors and officers are as follows:

Name	Age	Title
Bradley A. Bostic	49	Chief Executive Officer and Director
Travis A. Morgan	52	Chief Financial Officer and Director
Jesvin Kaur	48	Chief Operating Officer
R. Mark Lubbers	69	Director
Dr. F. John Mills	72	Director
Dr. Nancy L. Snyderman	71	Director

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

Jesvin Kaur has served as our Chief Operating Officer since February 15, 2024. Ms. Kaur has over 25 years of experience in business advisory, strategic communication solutions, reputation management, and stakeholder engagement. She is the Director of Think Tree Advisory Sdn Bhd and the Senior Advisor to Optima Strategies Ltd, where her roles involved providing strategic business advice, communication strategy, reputation management and assisting clients to navigate through a diverse range of investment and commercial challenges within the ASEAN region. Ms. Kaur headed the Research and Advisory unit at KRA Group, a regional role covering Indonesia, Malaysia and Singapore. Prior to that, she was a senior investment analyst at Maybank Securities. She had also served at the Strategy and Risk Management Division of the Securities Commission of Malaysia for over four years where she was involved in the drafting and implementation of the Capital Market Masterplan. In the region, she has advised Government Ministries and Institutions, Government-linked Investment Companies, Multinational Companies, Private Equity Funds, and a host of other corporate and investment firms, on a range of issues including market access strategy, stakeholder relations, media engagement, strategic and financial communication. Ms. Kaur has a Bachelor of Business (Accounting and Finance) from the University of Technology (Sydney) and possesses a strong network within the media, corporate and business circles. She has also completed the Lee Kuan Yew School of Public Policy Executive Education on Public Policy: Design and Implementation for Success.

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

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Prior to our initial business combination, holders of our public shares will not have the right to vote on the appointment of directors during such time. Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, currently consisting of R. Mark Lubbers and Dr. F. John Mills, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, currently consisting of Travis A. Morgan and Dr. Nancy L. Snyderman, will expire at our second annual meeting of stockholders. The term of office of the third class of directors, currently consisting of Bradley A. Bostic, will expire at our third annual meeting of stockholders. Each of our directors will hold office until the expiration of the applicable term or his or her resignation or removal from office pursuant to our amended and restated certificate of incorporation, as amended, and bylaws. Subject to any other special rights applicable to the stockholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors then in office, even if less than a quorum.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a chief executive officer, a president, a chief financial officer, a treasurer, vice-presidents, a secretary and one or more assistant secretaries and such other offices as may be determined by our board of directors.

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

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. Please see “Directors and Executive Officers” for a description of our management’s other affiliations.
●	Our initial stockholders, officers and directors and the anchor investors have agreed to waive their redemption rights with respect to any founder shares and, except in the case of the anchor investors, any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders, officers and directors and the anchor investors have agreed to waive their redemption rights with respect to any founder shares and, except in the case of the anchor investors, any public shares held by them if we fail to consummate our initial business combination by December 31, 2024 or during any Extension Period. However, if our initial stockholders or any of our officers, directors or affiliates acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless.
●	With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial stockholders until the earlier of: (1) one year after the completion of our initial business combination; and (2) subsequent to our initial business combination, (x) the date on which we consummate a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property and (y) if the last reported sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination. With certain limited exceptions, the private placement warrants (including the shares of common stock issuable upon exercise of the private placement warrants) will not be transferable, assignable or salable until 30 days after the completion of our initial business combination. Since our initial stockholders, officers and directors directly or indirectly own our securities, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.
●	Our key personnel may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such key personnel was included by a target business as a condition to any agreement with respect to our initial business combination.

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

	Number of
	Shares of Future Health
Name and Address of Beneficial Owner(1)	Common Stock	%(2)
Directors and Executive Officers of Future Health:
Bradley A. Bostic (2)	3,247,076	54.7%
Travis A. Morgan (2)	3,134,577	52.8%
R. Mark Lubbers	11,250	*
Dr. F. John Mills	11,250	*
Dr. Nancy L. Snyderman	11,250	*
Jesvin Kaur
All Directors and Executive Officers of Future Health as a Group (5 Individuals)	3,770,201	63.5%
Five Percent Holders of Future Health:
Future Health ESG Associates 1, LLC(2)	2,625,000	44.2%
BEA Holdings LLC	489,375	8.2%
M2 Enterprises Holdings LLC	489,375	8.2%

* Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Future Health ESG Corp., 8 The Green, Suite #12081, Dover, DE 19901.
(2)	Based upon 5,936,447 outstanding shares of the Company’s common stock as of March 7, 2024.

(3)	Messrs. Bostic and Morgan are the managers of Future Health ESG Associates 1, LLC. The shares beneficially owned by Future Health ESG Associates 1, LLC may also be deemed beneficially owned by Messrs. Bostic and Morgan.

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

We have entered into a letter agreement with our initial stockholders, officers and directors and a separate agreement with the anchor investors pursuant to which (x) our initial stockholders, officers and directors and the anchor investors have agreed to waive: (1) their redemption rights with respect to any founder shares and, except in the case of the anchor investors, public shares held by them, as applicable, in connection with the completion of our initial business combination; (2) their redemption rights with respect to any founder shares and, except in the case of the anchor investors, public shares held by them in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption rights as described in this annual report (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination by December 31, 2024 or during any Extension Period (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame), and (y) the founder shares are subject to certain transfer restrictions.

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

Item 14.      Principal Accounting Fees and Services.

MaloneBailey, LLP, acts as our independent registered public accounting firm starting November 15, 2022. The following is a summary of fees paid to Malone Bailey for services rendered.

Audit Fees. For the year ended December 31, 2023 and 2022, fees were approximately $47,500 and $46,350, respectively, for the services MaloneBailey, LLP performed in connection with the audit of our December 31, 2023 and 2022 financial statements included in this Annual Report.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include issuing consents for registration statements. We did not pay MaloneBailey, LLP for audit-related services for the years ended December 31, 2023 and 2022.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay MaloneBailey, LLP for tax planning and tax advice for the years ended December 31, 2023 and 2022

All Other Fees. All other fees consist of fees billed for all other services. We did not pay MaloneBailey, LLP for other services for the years ended December 31, 2023 and 2022.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules. MWE to Update

(a)   The following documents are filed as part of this annual report on Form 10-K:

(1)   Financial Statements:   See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(2)   Financial Statement Schedules.   All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(3)   Exhibits:   The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Company	10-K	001-40788	3.1	March 9, 2023

3.2	Third Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-40788	3.1	January 4, 2024

4.1	Specimen Unit Certificate	S-1/A	333-285911	4.1	September 1, 2021

4.2	Specimen Common Stock Certificate	S-1/A	333-285911	4.2	September 1, 2021

4.3	Specimen Public Warrant Certificate	S-1/A	333-285911	4.3	September 1, 2021

4.4	Specimen Private Warrant Certificate	S-1/A	333-285911	4.4	September 1, 2021

4.5	Public Warrant Agreement, dated September 9, 2021, between Continental Stock Transfer & Trust Company and the Company.	8-K	001-40788	4.1	September 14, 2021

4.6	Private Warrant Agreement, dated September 9, 2021, between Continental Stock Transfer & Trust Company and the Company.	8-K	001-40788	4.2	September 14, 2021

4.7	Description of Securities	10-K	001-40788	4.7	March 9, 2023

10.1	Letter Agreement, dated September 9, 2021, among the Company and the Company’s officers and directors and certain other initial stockholders.	8-K	001-40788	10.1	September 14, 2021

10.2	Investment Management Trust Agreement, dated September 9, 2021, between Continental Stock Transfer & Trust Company and the Company.	8-K	001-40788	10.2	September 14, 2021

10.3	Registration Rights Agreement, dated September 9, 2021, among the Company, Cantor Fitzgerald & Co. and certain other security holders.	8-K	001-40788	10.3	September 14, 2021

10.4	Private Placement Warrants Purchase Agreement, dated September 9, 2021, between the Company and Future Health ESG Associates, LLC.	8-K	001-40788	10.4	September 14, 2021

10.5	Private Placement Warrants Purchase Agreement, dated September 9, 2021, between the Company and Cantor Fitzgerald & Co.	8-K	001-40788	10.5	September 14, 2021

10.6	Indemnity Agreement, dated September 9, 2021, between the Company and Bradley A. Bostic.	8-K	001-40788	10.15	September 14, 2021

10.7	Indemnity Agreement, dated September 9, 2021, between the Company and Travis Morgan.	8-K	001-40788	10.16	September 14, 2021

10.8	Indemnity Agreement, dated September 9, 2021, between the Company and R. Mark Lubbers.	8-K	001-40788	10.17	September 14, 2021

10.9	Indemnity Agreement, dated September 9, 2021, between the Company and Dr. John F. Mills.	8-K	001-40788	10.18	September 14, 2021

10.10	Indemnity Agreement, dated September 9, 2021, between the Company and Dr. Nancy Snyderman.	8-K	001-40788	10.19	September 14, 2021

10.11	Promissory Note, dated March 4, 2021, issued to Future Health ESG Associates 1, LLC.	S-1/A	333-285911	10.9	September 1, 2021

10.12	Promissory Note, dated August 24, 2021, issued to Future Health ESG Associates 1, LLC	S-1/A	333-285911	10.10	September 1, 2021

10.13	Special Warrant Agreement, dated as of March 28, 2023, by and between the Company and Continental Stock Transfer & Trust Company	8-K	001-40788	10.1	March 29, 2023

10.14	Amendment No. 1 to Investment Management Trust Agreement, dated September 15, 2023, by and between the Company and Continental Stock Transfer & Trust Company	8-K	001-40788	10.1	September 21, 2023

10.15	Form of Non-Redemption Agreement	8-K	001-40788	10.1	January 4, 2024

10.16	Promissory Note, dated January 29, 2024, issued to Future Health ESG Associates 1, LLC	8-K	001-40788	10.1	January 30, 2024

10.17	Purchase and Sponsor Handover Agreement, dated February 15, 2024, by and among the Company, Blufire Capital Limited, and Future Health ESG Associates 1, LLC	8-K	001-40788	10.1	February 23, 2024

10.18	First Amendment, dated March 5, 2024, to Purchase and Sponsor Handover Agreement, dated February 15, 2024, by and among the Company, Blufire Capital Limited, and Future Health ESG Associates 1, LLCt	8-K	001-40788	10.1	March 6, 2024

10.19*	Indemnity Agreement, dated February 19, 2024, between the Company and Jesvin Kaur

10.20	Joinder to Letter Agreement, dated February 19, 2024, by and between the Company and Jesvin Kaur	8-K	001-40788	10.3	February 23, 2024

10.21	Fee Reduction Agreement, dated March 5, 2024, by and between the Company and Cantor Fitzgerald & Co.	8-K	001-40788	10.2	March 6, 2024

10.22	Fee Reduction Agreement, dated March 5, 2024, by and between the Company and Roth Capital Partners LLC	8-K	001-40788	10.3	March 6, 2024

16.1	Letter of Marcum LLP, dated as of November 18, 2022	8-K	001-40788	16.1	November 18, 2022

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

( 101.INS)	XBRL Instance Document

( 101.SCH)	XBRL Taxonomy Extension Schema Document

( 101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

( 101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

( 101. LAB)	XBRL Taxonomy Extension Label Linkbase Document

( 101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

(104)	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

* filed herewith

** furnished herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 19th day of March, 2024.

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

Name	Position	Date

/s/ Bradley A. Bostic	Chief Executive Officer and Director	March 19, 2024
Bradley A. Bostic	(Principal Executive Officer)

/s/ Travis A. Morgan	Chief Financial Officer	March 19, 2024
Travis A. Morgan	(Principal Financial and Accounting Officer)

/s/ R. Mark Lubbers	Director	March 19, 2024
R. Mark Lubbers

/s/ Dr. F. John Mills	Director	March 19, 2024
Dr. F. John Mills

/s/ Dr. Nancy L Snyderman	Director	March 19, 2024
Dr. Nancy L Snyderman

FUTURE HEALTH ESG CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Future Health ESG Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Future Health ESG Corp. (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2022

Houston, Texas

March 19, 2024

FUTURE HEALTH ESG CORP.

BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$119,745	$837,692
Prepaid expenses	7,500	89,446
Total current assets	127,245	927,138
Marketable securities held in Trust Account	17,101,935	16,331,249
Total Assets	$17,229,180	$17,258,387

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and accounts payable	$1,174,498	$1,050,386
Redeemed stock payable to stockholders	7,035,905	—
Excise tax payable	70,359	—
Franchise and income taxes payable	159,965	264,859
Total current liabilities	8,440,727	1,315,245
Deferred underwriting and advisory fees payable	9,000,000	9,000,000
Total liabilities	17,440,727	10,315,245

Commitments and Contingencies (Note 5):
Common stock subject to possible redemption; 936,447 and 1,591,537 shares issued and outstanding at redemption value of $10.75 and $10.26 per share as of December 31, 2023 and 2022, respectively	10,066,030	16,331,249

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 26,000,000 and 500,000,000 shares authorized as of December 31, 2023 and 2022, respectively; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	—	—
Accumulated deficit	(10,278,077)	(9,388,607)
Total stockholders’ deficit	(10,277,577)	(9,388,107)
Total Liabilities, Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$17,229,180	$17,258,387

The accompanying notes are an integral part of the financial statements.

FUTURE HEALTH ESG CORP.

STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	December 31, 2023	December 31, 2022
General and administrative expenses	$627,731	$2,206,911
Franchise tax expense	50,860	200,531
Loss from operations	(678,591)	(2,407,442)

Interest income on cash balance	13,472	10,332
Gain on marketable securities, dividends and interest, held in Trust Account	770,686	2,601,727
Income before income taxes	105,567	204,617
Provision for income taxes	(153,992)	(144,810)
Net (loss) income	$(48,425)	$59,807

Weighted average shares outstanding of common stock subject to possible redemption, basic and diluted	1,587,947	19,193,054
Basic and diluted net (loss) income per share, common stock subject to possible redemption	$(0.01)	$0.00

Weighted average shares outstanding of non-redeemable common stock, basic and diluted	5,000,000	5,000,000
Basic and diluted net (loss) income per share, non-redeemable common stock	$(0.01)	$0.00

The accompanying notes are an integral part of the financial statements.

FUTURE HEALTH ESG CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common Stock Subject				Additional		Total
	to Possible Redemption		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	20,000,000	$201,000,000	5,000,000	$500	—	$(7,490,932)	$(7,490,432)
Remeasurement adjustment on redeemable common stock	—	1,957,482	—	—	—	(1,957,482)	(1,957,482)
Redemption of Common Stock	(18,408,463)	(186,626,233)	—	—	—	—	—
Net income	—	—	—	—	—	59,807	59,807
Balance as of December 31, 2022	1,591,537	$16,331,249	5,000,000	$500	$—	$(9,388,607)	$(9,388,107)
Redemption of Common Stock	(655,090)	(7,035,905)	—	—	—	—	—
Contribution – stockholder non-redemption agreements	—	—	—	—	4,112,799	—	4,112,799

Fair value of stockholder non-redemption agreements	—	—	—	—	(4,112,799)	—	(4,112,799)

Remeasurement adjustment on redeemable common stock	—	770,686	—	—	—	(770,686)	(770,686)
Excise tax payable attributable to redemptions	—	—	—	—	—	(70,359)	(70,359)
Net loss	—	—	—	—	—	(48,425)	(48,425)
Balance as of December 31, 2023	936,447	$10,066,030	5,000,000	$500	$—	$(10,278,077)	$(10,277,577)

The accompanying notes are an integral part of the financial statements.

FUTURE HEALTH ESG CORP.

STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(48,425)	$59,807
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on marketable securities, dividends and interest, held in Trust Account	(770,686)	(2,601,727)
Changes in operating assets and liabilities:
Prepaid expenses	81,946	93,075
Franchise and income taxes payable	(104,894)	202,560
Accounts payable and accrued expenses	124,112	988,901
Net cash used in operating activities	(717,947)	(1,257,384)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	—	648,594
Cash withdrawn from Trust Account in connection with redemption	—	186,626,233
Net cash provided by investing activities	—	187,274,827

Cash Flows from Financing Activities:
Redemption of common stock	—	(186,626,233)
Net cash used in financing activities	—	(186,626,233)

Net decrease in cash	(717,947)	(608,790)
Cash - beginning of period	837,692	1,446,482
Cash - end of period	$119,745	$837,692

Supplementary cash flow information:
Cash paid for income taxes	$144,810	$—

Supplemental disclosure of noncash investing and financing activities:
Remeasurement adjustment on redeemable common stock	$770,686	$1,957,482
Excise tax payable attributable to redemption	$70,359	$—
Contribution – stockholder non-redemption agreements	$4,112,799	$—
Redeemed stock payable to shareholders	$7,035,905	$—

The accompanying notes are an integral part of the financial statements.

F-5

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) through December 31, 2023 relates to the Company’s formation, the initial public offering described below, and, since the initial public offering, the search for a target business for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents held in the trust and operating accounts. The Company has selected December 31 as its fiscal year end.

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

On December 28, 2023, the Company entered into a Non-Redemption Agreement with a certain public stockholder of the Company eligible to redeem its shares of the Company’s common stock at the Company’s special meeting of stockholders held on December 29, 2023. Pursuant to the Non-Redemption Agreement, the Public Stockholder agreed to reverse its previously requested redemption of 800,000 shares of Common Stock and to not request redemption in connection with the Meeting. In consideration of the Public Stockholder entering into the Non-Redemption Agreement, the Company agreed to issue to the Public Stockholder, immediately following the closing of the Company's initial business combination, one share of Common Stock (or in lieu of Common Stock, one share of the combined company following the closing of the Company’s initial business combination) for each Non-Redeemed Share.

On December 29, 2023, the Company held the Meeting. At the Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company must consummate its initial business combination from December 31, 2023 to December 31, 2024. On December 29, 2023, the Company filed a copy of the Charter Amendment with the Secretary of State of the State of Delaware.

In connection with the Meeting, stockholders holding 655,090 shares of the Company’s common stock exercised their right to redeem their shares for a pro rata portion of the funds in the Company’s trust account. As a result, approximately $7 million (approximately $10.7 per redeemed share) will be removed from the Trust Account to pay such holders subsequently paid on January 5, 2024.

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

If the Company is unable to complete a Business Combination by December 31, 2024 (the “Extension Period”) and the Company’s stockholders have not amended the Certificate of Incorporation to extend such Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

On December 29, 2023, the Company redeemed 655,090 shares of Class A common stock tendered for redemption by the Public Stockholders for a total redemption amount of $7,035,905 in connection with the implementation of the Extension. These redemptions were not paid at December 31, 2023, and are reflected as a liability on the accompanying balance sheets. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies” to determine whether the Company should currently recognize an excise tax obligation associated therewith. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset, or the incurrence of a liability can range from probable to remote. Contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated whether a United States excise tax obligation should be recognized currently related to the stock redemption and concluded that this obligation should be recognized. As of December 31, 2023, the Company recorded $70,359 of excise tax liability calculated as 1% of shares redeemed on December 29, 2023. Any reduction to this liability resulting from either a subsequent stock issuance or an event giving rise to an exception that occurs within this tax year, will be recognized in the period (including an interim period) that such stock issuance or event giving rise to an exception occurs.

Going Concern

As of December 31, 2023, the Company had $119,745 in its operating bank account and $8,313,482 of working capital deficiency. As of December 31, 2023, the Company had $17,101,935 of securities held in the Trust Account which will be used for a Business Combination or to repurchase or redeem the Company’s common stock in connection therewith.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) ASC Subtopic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until December 31, 2024, to consummate a Business Combination. It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, raises substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date these financial statements were issued. Management intends to consummate a Business Combination prior to December 31, 2024, however, there is no assurance that the Company’s plans to consummate a Business Combination will be successful within the prescribed period of time. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Net (Loss) Income Per Share of Common Stock

Income or loss per share of common stock is computed by dividing net (loss) income by the weighted average number of shares issued and outstanding during the period. Income and losses are allocated to redeemable and non-redeemable common stock based on weighted-average shares outstanding. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase common stock in the calculation of diluted net (loss) income per share, since the exercise of the warrants are contingent upon the occurrence of future events.

The Company’s statement of operations includes a presentation of net (loss) income per share of common stock subject to possible redemption in a manner similar to the two-class method of (loss) income per share. As of December 31, 2023 and 2022, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the net (loss) income of the Company. As a result, diluted net (loss) income per share is the same as basic net income (loss) per share for the periods presented. Remeasurement adjustments on redeemable common stock are not considered in the calculation because redemption value closely approximates fair value.

	For the Years
	Ended December 31,
	2023	2022
Redeemable Common Stock
Allocation of net (loss) income	$(11,672)	$47,447
Denominator:
Weighted average shares of redeemable common stock outstanding	1,587,947	19,193,054
Basic and Diluted Net (Loss) Income per Redeemable Common Share	$(0.01)	$0.00
Non-Redeemable Common Stock
Allocation of net (loss) income	$(36,753)	$12,360
Denominator:
Weighted average shares of non-redeemable common stock outstanding	5,000,000	5,000,000
Basic and Diluted Net (Loss) Income per Non-Redeemable Common Share	$(0.01)	$0.00

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

The Company’s marketable securities held in trust of $17,101,935 as of December 31, 2023, and $16,331,249 as of December 31, 2022 are deemed cash and cash equivalents which are considered level 1 classified. There were no transfers to and from Levels 1, 2, and 3 during the period ended December 31, 2023 and 2022.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2023 and 2022, the Company’s deferred tax asset was offset by a 100% valuation allowance.

The Company’s effective tax rate was 145.87% and 70.77% for the years ended December 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the years ended December 31, 2023 and 2022, due to the non-deductibility of Business Combination costs and changes in the valuation allowance on the deferred tax asset.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual, or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through December 31, 2023.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company's management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $119,745 and $837,692 in cash and no cash equivalents as of December 31, 2023 and 2022, respectively.

Marketable Securities Held in Trust Account

As of December 31, 2023, the assets held in the Trust Account were held in investments in money market funds. During the year ended December 31, 2023, the Company did not withdraw any amount from the Trust Account to pay taxes. During the year ended December 31, 2022, the Company withdrew $648,594 from the Trust Account to pay taxes and withdrew $186,626,233 in connection with the redemption of shares.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of common stock subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity deficit. The Company’s common stock represented by Public Shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2023 and 2022, common stock subject to possible redemption was presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. As of December 31, 2023 and 2022, the Company recorded accretion of $770,686 and $1,957,482, which represents the interest earned on the Trust Account net of allowable withdrawals for tax purposes and dissolutions expenses (set at a maximum of $100,000).

On December 29, 2023, the Company redeemed 655,090 shares of Class A common stock tendered for redemption by the Public Stockholders for a total redemption amount of $7,035,905 in connection with the implementation of the Extension. These redemptions were not paid at December 31, 2023, and are reflected as a liability on the accompanying balance sheets.

At December 31, 2023 and 2022, the adjustments of the value of common stock reflected in the balance sheets are reconciled in the following table:

Common stock subject to possible redemption, December 31, 2021	$201,000,000
Less:
Redemption of common stock	(186,626,233)
Plus:
Remeasurement of carrying value to redemption value	1,957,482
Common stock subject to possible redemption, December 31, 2022	$16,331,249
Less:
Redemption of common stock	(7,035,905)
Plus:
Remeasurement of carrying value to redemption value	770,686
Common stock subject to possible redemption, December 31, 2023	$10,066,030

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

The sale of Founder Shares to members of the Company’s board of directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the grant date. The Founder Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of December 31, 2023 and 2022, a Business Combination had not yet been completed, therefore, no stock-based compensation expense has been recognized.

Related Party Loans

Future Health ESG Associates 1, LLC agreed to loan the Company up to $250,000 to cover expenses related to the Initial Public Offering pursuant to two promissory notes dated March 4, 2021 and August 24, 2021. These notes were non-interest bearing and payable on the earlier of March 31, 2022 and the closing of the Initial Public Offering. The Company borrowed a total of $250,000 prior to the Initial Public Offering, and subsequently repaid the full balance after the closing of the Initial Public Offering. There was no outstanding balance on the notes as of December 31, 2023 and 2022.

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

Special Warrant Agreement

On March 28, 2023, the Company completed the issuance of 1,591,537 warrants (the "Non - Redemption Warrants") to the public holders of record of the Company's common stock as of the record date of March 21, 2023. In connection with such issuance, the Company entered into a Special Warrant Agreement with Continental Stock Transfer & Trust Company pursuant to which each Non - Redemption Warrant will entitle the holder to purchase one share of the Company's common stock at an exercise price of $10.00 per share following the closing of the Company's initial business combination and prior to December 31, 2028. The Non - Redemption Warrants include an antidilution feature wherein the exercise price will be adjusted on the second anniversary of closing the Company's initial business combination (the "Adjustment Date") to the lower of $10.00 or the volume weighted average price of the Company's common stock during the five trading days immediately preceding the Adjustment Date (See Note 6). The Company estimated the aggregate fair value of the 1,591,537 Non - Redemption Warrants attributable to the stockholders to be $133 or less than $0.01 per share. As such, management has concluded that the fair value of the Non - Redemption Warrants is de minimis and therefore no adjustment has been made to the financial statements.

Non-Redemption Agreement

On December 28, 2023, the Company entered into a Non-Redemption Agreement with a certain public stockholder of the Company eligible to redeem its shares of the Company’s common stock at the Company’s special meeting of stockholders held on December 29, 2023. Pursuant to the Non-Redemption Agreement, the Public Stockholder agreed to reverse its previously requested redemption of 800,000 shares of Common Stock and to not request redemption in connection with the Meeting. In consideration of the Public Stockholder entering into the Non-Redemption Agreement, the Company agreed to issue to the Public Stockholder, immediately following the closing of the Company's initial business combination, an additional 800,000 shares of Common Stock (or in lieu of Common Stock, shares of the combined company following the closing of the Company’s initial business combination) to the Public Stockholder. The Non-Redemption Agreement increased the amount of funds that remained in the Company’s Trust Account following the Company’s special meeting of stockholders. The Company evaluated the issuance of Shares of Common Stock in connection with the Non-Redemption Agreement pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) and concluded that, the issuance of Shares of Common Stock in connection with the Non-Redemption Agreement should be classified as an equity instrument. The classification of whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The Company recorded the issuance of Shares of Common Stock in the amount of the fair value of the 800,000 Shares of Common Stock, approximately $4.1 million, to be issued to the Holder. The fair value of theses Shares of Common Stock was based on the publicly traded price of the Company's Shares of Common Stock on December 28, 2023, of $10.63, a risk free rate of 4.5%, and management's estimate of the probability of completing an initial business combination of 50%.

Note 6 — Stockholders’ Deficit

Preferred Stock —The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

Common Stock — On January 31, 2023, the Company held a special meeting of stockholders to approve an amendment to the Company's Amended and Restated Certificate of Incorporation, as amended, to decrease the number of authorized shares of common stock, par value $0.0001 per share, from 500,000,000 to 26,000,000. As of December 31, 2023 and 2022, there were 5,936,447 and 6,591,537 shares of common stock issued and outstanding, respectively, of which 936,447 and 1,591,537, respectively, were redeemable common stock. Redeemable common stock shares are classified as temporary equity and are excluded from total stockholders’ deficit. As of December 31, 2023 and 2022, 5,000,000 outstanding shares of common stock are non-redeemable Founder Shares and are included in total stockholders’ deficit.

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

Non - Redemption Warrants — The Non - Redemption Warrants have an exercise price of $10.00 per share, subject to certain adjustments. The Non - Redemption Warrants may (i) be exercised by the Holder on a cashless basis, (ii) only be exercised for a whole number of shares, (iii) not be redeemed by the Company, and (iv) be transferred subject to certain conditions. The Non - Redemption Warrants may only be exercised during the period commencing on the date that is thirty (30) days after the consummation by the Company of a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization, or other similar business combination with one or more businesses or entities ("Business Combination") and terminating on December 31, 2028. The shares of common stock issuable upon the exercise of the Non - Redemption Warrants are expected to be registered on a registration statement.

Note 7 — Income Tax

The Company’s net deferred tax asset (liabilities) as of December 31, 2023 and 2022 are as follows:

	December 31,	December 31,
	2023	2022
Deferred tax assets
Net operating loss carryforward	$—	$—
Startup Costs	270,400	139,831
Total deferred tax assets	270,400	139,831
Valuation allowance	(270,400)	(139,831)
Deferred tax assets, net of allowance	$—	$—

The income tax provision for the year ended December 31, 2023 and 2022.

	December 31,	December 31,
	2023	2022
Federal
Current	$153,992	$144,810
Deferred	(130,569)	(101,840)
State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	130,569	101,840
Income tax provision	$153,992	$144,810

As of December 31, 2023 and 2022, the Company had no US federal state net operating loss carryovers available to offset future taxable income. The federal net operating loss can be carried forward indefinitely. As of December 31, 2023 and 2022, the Company did not have any state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more-likely-than-not that some portion of all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of deferred tax assets and therefore established a full valuation allowance. For the year ended December 31, 2023, the change in the valuation allowance was $130,569. For the year ended December 31, 2022, the change in the valuation allowance was $101,840.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,	December 31,
	2023	2022
Statutory federal income tax rate	21.0%	21.0%
Loss on issuance of Private Placement Warrants	1.2%	0.0%
Change in valuation allowance	123.7%	49.8%
Income tax provision	145.9%	70.8%

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

On December 29, 2023, the Company redeemed 655,090 shares of Class A common for a total redemption amount of $7,035,905. These redemptions were paid on January 5, 2024.

On January 29, 2024, the Company issued an unsecured promissory note in the amount of up to $1,000,000 to the Sponsor. The proceeds of the Note may be drawn down from time to time prior to the Maturity Date upon request by the Company. The Note bears no interest and the principal balance is payable on the date of the consummation of the Company's initial business combination. The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. No proceeds have been drawn against the Note.

On February 15, 2024, the Company entered into a Purchase and Sponsor Handover Agreement with Blufire Capital Limited, an Abu Dhabi private company limited by shares (the “New Sponsor”), and the Sponsor, pursuant to which, subject to satisfaction of certain conditions, (i) the Sponsor and anchor investors agreed to transfer and assign 3,020,202 shares of Common Stock and 3,875,000 warrants to purchase Common Stock in exchange for the New Sponsor assuming certain liabilities in an aggregate amount of approximately $500,000 of the Company and the Sponsor, including all ongoing expenses associated with and expected for the consummation of an initial business combination, costs and expenses incurred by the Company in the ordinary course of business or in connection with the transactions contemplated by the Purchase and Sponsor Handover Agreement, and $250,000 in cash payable upon the execution of a letter of intent to enter into a business combination by the Company with a potential target, and (ii) the New Sponsor agreed to become the sponsor of the Company (together, the “Sponsor Handover”). On March 5, 2024, the Company, the New Sponsor and the Sponsor entered into an amendment to the Purchase and Sponsor Handover Agreement (the “First Amendment”), pursuant to which the Sponsor Handover is conditioned on, among other things, (i) the underwriters of the Company’s initial public offering having in the aggregate either, at the Company’s option, (a) $3,000,000 in cash or (b) a number of shares of Common Stock equal to the greater of (1) 300,000 and (2) the quotient obtained by dividing (x) $3,000,000 by (y) the three-day VWAP (as defined in the First Amendment) of the Common Stock over the three trading days immediately preceding the date of the initial filing of the re-sale registration statement on Form S-1 or F-1 (or any successor form, as applicable) to register the re-sale of such securities.

On March 5, 2024, the Company and Cantor Fitzgerald & Co. ("Cantor") entered into a fee modification agreement (the "Cantor Fee Modification Agreement"), pursuant to which, among other things, Cantor agreed to accept, in lieu of payment of deferred underwriting commissions in an aggregate amount of $8,700,000 in cash (the "Cantor Deferred Fee") at the closing of the Company's initial business combination, either, in the Company's sole discretion, (1) a certain number of shares of the publicly traded common equity securities of the resulting public entity following the Company's initial business combination (the "New Common Stock") equal to the greater of (a) 290,000 and (b) the quotient obtained by dividing (x) $2,900,000 by (y) the VWAP (as defined in the Cantor Fee Modification Agreement) of the New Common Stock over the three trading days immediately preceding the date of the initial filing of the re - sale registration statement on Form S - 1 or F - 1 (or any successor form, as applicable) to register the re - sale of such securities (the "Cantor Fee Shares"), or (2) a non - refundable cash fee of $2,900,000. The Company's obligations to pay the remaining portion of the deferred Cantor Deferred Fee that would otherwise be payable to Cantor in the amount of $5,800,000 was forfeited by Cantor.

Also on March 5, 2024, the Company and Roth Capital Partners LLC ("Roth") entered into a fee modification agreement (the "Roth Fee Modification Agreement" and, together with the Cantor Fee Modification Agreement, the "Fee Modification Agreements"), pursuant to which, among other things, Roth agreed to accept, in lieu of payment of an aggregate cash amount of $300,000 (the "Roth Fee") in cash at the closing of the Company's initial business combination, either, in the Company's sole discretion, (1) a certain number of shares of New Common Stock equal to the greater of (a) 10,000 and (b) the quotient obtained by dividing (x) $100,000 by (y) the VWAP (as defined in the Roth Fee Modification Agreement) of the New Common Stock over the three trading days immediately preceding the date of the initial filing of the re - sale registration statement on Form S - 1 or F - 1 (or any successor form, as applicable) to register the re - sale of such securities (the "Roth Fee Shares"), or (2) a non - refundable cash fee of $100,000. The Company's obligations to pay the remaining portion of the Roth Fee that would otherwise be payable to Roth in the amount of $200,000 was forfeited by Roth.

In addition to the Company's obligation to deliver, at its election in lieu of the non - refundable cash fees described above, the Cantor Fee Shares to Cantor and the Roth Fee Shares to Roth, free and clear of specified restrictions, the terms of the Fee Modification Agreements also include registration rights obligations on the part of the Company, which include obligations to use its best efforts to file a resale registration statement covering the Cantor Fee Shares and the Roth Fee Shares and to maintain the effectiveness thereof while Cantor continues to hold any Cantor Fee Shares or Roth continues to hold any Roth Fee Shares, in each case in accordance with the terms of the applicable Fee Modification Agreement.